Form 10-Q
period 2001-09-30
MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2001-11-14
CIK 1142257, 1142258

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
                                  (Mark One)

    [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the quarterly period ended September 30, 2001 or

   [  ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the transition period from            to


                       COMMISSION FILE NUMBER 333-63768

     MERISTAR HOSPITALITY                       MERISTAR HOSPITALITY
  OPERATING PARTNERSHIP, L.P.                       FINANCE CORP
  (Exact name of Registrant                  (Exact name of Registrant
 as specified in its Charter)               as specified in its Charter)


           DELAWARE                                  DELAWARE
  (State of Incorporation)                  (State of Incorporation)

         75-2648837                                 52-2321015
 (IRS Employer Identification No.)          (IRS Employer Identification No.)

  1010 WISCONSIN AVENUE, N.W.                 1010 WISCONSIN AVENUE, N.W.
    WASHINGTON, D.C. 20007                      WASHINGTON, D.C. 20007
        (202) 965-4455                              (202) 965-4455
(Address, including zip code, and         (Address, including zip code, and
telephone number, including area code,   telephone number, including area code,
 of Principal Executive Offices)           of Principal  Executive Offices)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period for which the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No -

               MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

Explanatory Note:

   This quarterly report on Form 10-Q is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP, and by MeriStar Hospitality Finance Corp., or MeriStar Finance. No separate financial or other information of MeriStar Finance is included in this report. MHOP considers that such information would not be material to holders of the securities of MHOP or MeriStar Finance, since as of September 30, 2001, MeriStar Finance had no operations, no employees, only nominal assets and no liabilities other than its obligations under the indenture governing its senior unsecured notes issued in January 2001 and for related financing costs.

                                     INDEX
                                                                    Page
                                                                    ----
PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)
          Condensed Consolidated Balance Sheets -
          September 30, 2001 and December 31, 2000                     3

          Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) - Three and nine months ended
          September 30, 2001 and 2000                                  4

          Condensed Consolidated Statement of Partners' Capital -      6
          Nine months ended September 30, 2001 and 2000

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2001 and 2000                7

          Notes to Condensed Consolidated Financial Statements         8


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               18

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                 26

PART II.  OTHER INFORMATION                                           28

ITEM 5:   OTHER INFORMATION                                           28

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                            28

PART I.   FINANCIAL INFORMATION
ITEM 1:   FINANCIAL STATEMENTS

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                                    September 30, 2001   December 31, 2000
                                                                    ------------------   -----------------
                                                                        (unaudited)
Assets
    Investments in hotel properties                                       $3,213,564          $3,193,730
    Accumulated depreciation                                                (368,552)           (287,229)
                                                                          ----------          ----------
                                                                           2,845,012           2,906,501
    Cash and cash equivalents                                                 47,646                 242
    Accounts receivable, net                                                  38,777               2,833
    Prepaid expenses and other                                                22,402               2,767
    Note receivable from MeriStar Hotels & Resorts                            36,000                   -
    Due from MeriStar Hotels & Resorts                                        13,069              22,221
    Investments in and advances to affiliates                                 41,714              42,196
    Restricted cash                                                           22,659              19,918
    Intangible assets, net of accumulated amortization
      of $7,055 and $5,575                                                    15,780               9,822
                                                                          ----------          ----------
                                                                          $3,083,059          $3,006,500
                                                                          ==========          ==========

Liabilities, Minority Interests and Partners' Capital
   Accounts payable, accrued expenses and other liabilities               $  123,066          $   72,197
   Accrued interest                                                           31,445              28,365
   Income taxes payable                                                        1,154                 921
   Distributions payable                                                      22,199              24,581
   Deferred income taxes                                                       7,754               8,113
   Interest rate swaps                                                        12,520                   -
   Notes payable to MeriStar                                                 357,020             356,729
   Mortgages and notes payable                                             1,357,893           1,281,590
                                                                          ----------          ----------
Total liabilities                                                          1,913,051           1,772,496
                                                                          ----------          ----------
Minority interests                                                             2,671               2,687
Redeemable OP units at redemption value                                       48,592              88,545
Partners' capital - common OP units 44,511,884 and
   44,403,034 issued and outstanding                                       1,118,745           1,142,772
                                                                          ----------          ----------
                                                                          $3,083,059          $3,006,500
                                                                          ==========          ==========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(LOSS)
UNAUDITED (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                             Three months ended     Nine months ended
                                                                September 30,         September 30,
                                                            ---------------------  --------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Revenue:
  Hotel operations:
     Rooms                                                   $166,255          -    569,015          -
     Food and beverage                                         56,507          -    201,890          -
     Other operating departments                               18,919          -     64,924          -
  Participating lease revenue                                   1,478    115,391     14,177    260,422
  Office rental and other revenues                              4,379      2,219      7,383      5,775
                                                             --------   --------   --------   --------
Total revenue                                                 247,538    117,610    857,389    266,197
                                                             --------   --------   --------   --------

Hotel operating expenses by department:
    Rooms                                                      43,280          -    135,567          -
    Food and beverage                                          44,561          -    148,451          -
    Other operating departments                                10,454          -     34,070          -
Office rental, parking and other operating
     expenses                                                     819        454      2,444      1,797
Undistributed operating expenses:
    Administrative and general                                 40,229      2,110    128,284      6,260
    Property operating costs                                   41,404          -    126,381          -
    Property taxes, insurance and other                        21,008     11,555     57,910     36,648
    Depreciation and amortization                              28,852     28,078     86,639     82,180
    Write down of investment in STS Hotel Net                       -          -      2,112          -
    Swap termination costs                                          -          -      9,297          -
    FelCor merger costs                                         2,028          -      5,817          -
    Cost to terminate leases with Prime
      Hospitality Corporation                                       -          -      1,315          -
    Restructuring charge                                        1,080          -      1,080          -
                                                             --------   --------   --------   --------
Total operating expenses                                      233,715     42,197    739,367    126,885
                                                             --------   --------   --------   --------

Net operating income                                           13,823     75,413    118,022    139,312

Interest expense, net                                          31,341     29,108     91,602     87,525
                                                             --------   --------   --------   --------

Income/(loss) before minority interests, income
  tax expense/(benefit), gain/(loss) on sale of assets
  and extraordinary gain/(loss)                               (17,518)    46,305     26,420     51,787

Minority interests                                                (22)        (1)       (16)        24
                                                             --------   --------   --------   --------

Income/(loss) before income tax expense/(benefit), gain/
  (loss) on sale of assets and extraordinary gain/(loss)      (17,496)    46,306     26,436     51,763

Income tax expense/(benefit)                                     (521)        81        721        140
                                                             --------   --------   --------   --------

Income/(loss) before gain/(loss) on sale of assets
  and extraordinary gain/(loss)                               (16,975)    46,225     25,715     51,623

Gain/(loss) on sale of assets, net of tax effect
 of ($20), ($39) and $56                                       (1,075)         -     (2,137)     3,439

Extraordinary gain/(loss) on early extinguishment
   of debt, net of tax effect of ($17) and $50                      -          -     (1,226)     3,400
                                                             --------   --------   --------   --------

Net income/(loss)                                            $(18,050)  $ 46,225   $ 22,352   $ 58,462
                                                             ========   ========   ========   ========

                                                             Three months ended     Nine months ended
                                                                September 30,         September 30,
                                                            ---------------------  --------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Other comprehensive income/(loss):
   Net income/(loss)                                          (18,050)    46,225     22,352     58,462
   Foreign currency translation adjustment                       (842)      (397)    (1,001)      (931)
   Derivative instruments transition adjustment                     -          -     (2,842)         -
   Change in valuation of derivative instruments               (5,410)         -     (9,678)         -
                                                             --------   --------   --------   --------

Comprehensive income/(loss)                                  $(24,302)  $ 45,828   $  8,831   $ 57,531
                                                             ========   ========   ========   ========

Net income/(loss) applicable to common
   unitholders                                               $(17,909)  $ 46,084   $ 21,929   $ 58,039
                                                             ========   ========   ========   ========
Net income/(loss) applicable to general partner
   common unitholder                                         $(16,506)  $ 42,350   $ 20,178   $ 53,219
                                                             ========   ========   ========   ========
Net income/(loss) applicable to third party
   limited partner common unitholders                        $ (1,403)  $  3,734   $  1,751   $  4,820
                                                             ========   ========   ========   ========

Earnings per unit:

      Basic:
      Income/(loss) before extraordinary
       gain/(loss)                                           $  (0.38)  $   0.91   $   0.47   $   1.07
      Extraordinary gain/(loss)                                     -          -      (0.03)      0.07
                                                             --------   --------   --------   --------
      Net income/(loss)                                      $  (0.38)  $   0.91   $   0.44   $   1.14
                                                             ========   ========   ========   ========

      Diluted:
      Income/(loss) before extraordinary
        gain/(loss)                                          $  (0.38)  $   0.86   $   0.46   $   1.06
      Extraordinary gain/(loss)                                     -          -      (0.02)      0.07
                                                             --------   --------   --------   --------

      Net income/(loss)                                      $  (0.38)  $   0.86   $  0.44    $   1.13
                                                             ========   ========   ========   ========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
IN THOUSANDS
UNAUDITED

                                                                 Nine months ended
                                                                    September 30,
                                                                  2001         2000
                                                              ----------   ----------
 Balance at beginning of year                                 $1,142,772   $1,203,518
 Contributions                                                     7,974       11,659
 Contribution from general partner related to amortization
  of unearned stock-based compensation                             2,628          776
 Repurchase of units                                              (4,028)     (42,003)
 Allocations from (to) redeemable OP units                        34,559      (21,041)
 Distributions                                                   (73,568)     (78,370)
 Net income applicable to common unitholders                      21,929       58,039
 Transition adjustment                                            (2,842)           -
 Foreign currency translation adjustment                          (1,001)        (931)
 Change in fair value of cash flow hedges                         (9,678)           -
                                                              ----------   ----------
 Balance at end of period                                     $1,118,745   $1,131,647
                                                              ==========   ==========

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                  Nine months ended
                                                                    September 30,
                                                                ---------------------
                                                                  2001        2000
                                                                ---------   ---------
Operating activities:
  Net income                                                    $  22,352   $  58,462

Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                     86,639      82,180
 Loss/(gain) on sale of assets, before tax effect                   2,176      (3,495)
 Write down of investment in STS Hotel Net                          2,112           -
 Extraordinary loss/(gain) on early extinguishment of debt,
    before tax effect                                               1,243      (3,450)
 Minority interests                                                   (16)         24
 Amortization of unearned stock based compensation                  2,628         776
 Deferred income taxes                                               (359)        124

 Changes in operating assets and liabilities:
   Accounts receivable, net                                        11,256        (991)
   Prepaid expenses and other                                      (6,135)      7,548
   Due from MeriStar Hotels & Resorts                               9,152      (9,143)
   Accounts payable, accrued expenses and other liabilities       (18,035)     52,210
   Accrued interest                                                 3,080      (4,848)
   Income taxes payable                                               233         (88)
                                                                ---------   ---------
Net cash provided by operating activities                         116,326     179,309
                                                                ---------   ---------
Investing activities:
 Investment in hotel properties, net                              (31,066)    (75,289)
 Proceeds from disposition of assets                                9,715      24,148
 Hotel operating cash received in lease conversions                 3,257           -
 Investments in and advances to affiliates, net                         -      (2,011)
 (Increases in) repayments of note receivable                     (36,000)     57,110
 Change in restricted cash                                         (2,741)     (3,000)
                                                                ---------   ---------
Net cash (used in) provided by investing activities               (56,835)        958
                                                                ---------   ---------
Financing activities:
 Deferred financing costs                                         (11,072)     (1,412)
 Proceeds from mortgages and notes payable                        684,710     121,291
 Principal payments on mortgages and notes payable               (608,149)   (170,330)
 Repayments of MeriStar borrowings                                      -     (14,459)
 Contributions from partners                                        2,157       3,423
 Repurchase of units                                               (4,028)    (42,003)
 Distributions paid to partners                                   (75,950)    (79,348)
                                                                ---------   ---------
Net cash used in financing activities                             (12,332)   (182,838)
                                                                ---------   ---------
Effect of exchange rate changes on cash and cash equivalents          245          22
                                                                ---------   ---------
Net increase (decrease) in cash and cash equivalents               47,404      (2,549)
Cash and cash equivalents, beginning of period                        242       2,549
                                                                ---------   ---------
Cash and cash equivalents, end of period                        $  47,646   $       -
                                                                =========   =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
UNAUDITED (DOLLARS IN THOUSANDS)


1.  ORGANIZATION

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2001, we owned 112 hotels, with 28,597 rooms, 108 of which are leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc. Four of our hotels are leased by affiliates of Prime Hospitality Corporation.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality Corporation, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest as of September 30, 2001. The limited partners are:

      - MeriStar LP, Inc., a wholly owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of September 30, 2001; and

      - various third parties, which own, in the aggregate, a nine percent interest as of September 30, 2001.

Partners' capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 482,940 and 484,591 common operating partnership units, or OP units, as of September 30, 2001 and December 31, 2000, respectively. MeriStar LP, Inc. held 44,028,944 and 43,918,443 common OP units as of September 30, 2001 and December 31, 2000, respectively. Due to the redemption rights of the limited partnership units held by third parties, we have excluded these units from partners' capital, classified them as Redeemable OP units, and recorded them at redemption value. At September 30, 2001 and December 31, 2000, there were 4,174,314 and 4,448,268 redeemable OP units outstanding, respectively.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly known as the REIT Modernization Act, or RMA, became effective. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter c-corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

      - managing the properties they lease; they must enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners,

      -  leasing a property that contains gambling operations; and

      -  owning a brand or franchise.

We believe establishing taxable REIT subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases for each of the properties managed by MeriStar Hotels to taxable REIT subsidiaries and the execution of the new management agreements, we gained the economic risks and rewards related to the properties that are usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, our taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to our taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

On May 9, 2001, we and Meristar Hospitality entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, 2001, the Securities and Exchange Commission declared our S-4 document effective. On September 21, 2001, we and MeriStar Hospitality mutually agreed with FelCor and its operating partnership to terminate the merger agreement due to unfavorable market conditions. We have incurred $5,817 of costs related to this merger through September 30, 2001 and these costs have been expensed in our Statement of Operations.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our registration statement on Form S-4. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

In our opinion, the accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $6,716 and $1,914 for the three months ended September 30, 2001 and 2000, respectively. Revenues for Canadian operations totaled $18,299 and $5,092 for the nine months ended September 30, 2001 and 2000, respectively

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin or SAB No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 addresses lessor revenue recognition in interim periods related to rental agreements which provide for minimum rental payments, plus contingent rents based on the lessee's operations, such as a percentage of sales in excess of an annual specified revenue target. SAB No. 101 requires the deferral of contingent rental income until specified targets are met. This SAB relates only to the recognition of our lease revenue in interim periods for financial reporting purposes; it has no effect on the timing of rent payments under our leases. The effect of SAB No. 101 was to defer additional contingent rental income of $357 and $40,290 for the nine months ended September 30, 2001 and 2000.

Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," that requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS No. 137 and No. 138 amended certain provisions of FAS 133. We adopted these accounting pronouncements on January 1, 2001.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements have been designated as hedges against changes in future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of September 30, 2001 and the related unrealized gains or losses on these contracts are recorded in partners capital as a component of accumulated other comprehensive income.

We recognized a transition adjustment of $2,842 as the fair value of our derivative instruments at January 1, 2001. We recorded a liability and
corresponding charge to other comprehensive loss for this amount.   As of
September 30, 2001, the fair value of our derivative instruments represents a liability of $12,520. The estimated net amount recorded in accumulated other comprehensive income expected to be reclassified to the statement of operations within the next three months is approximately $2,225.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141 "Business Combinations" and No. 142 "Goodwill and other Intangible Assets". We are currently in the process of evaluating the effect these new standards will have on our financial statements.


3.  NOTE RECEIVABLE FROM LESSEE

We may lend MeriStar Hotels up to $50,000 for general corporate purposes under a revolving credit agreement. The interest rate on this credit agreement is 650 basis points over the 30-day London Interbank Offered Rate. As of September 30, 2001, $36,000 was outstanding under this revolving credit agreement.


4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                              September 30, 2001    December 31, 2000
                                              -----------------     -----------------
Senior unsecured notes.....................       $  498,420           $       -
Credit facility............................          485,500             898,000
Secured facility...........................          321,015             324,554
Mortgage debt and other....................           52,958              59,036
                                                  ----------          ----------
  Mortgages and notes payable                      1,357,893           1,281,590
Notes payable to MeriStar Hospitality......          357,020             356,729
                                                  ----------          ----------
                                                  $1,714,913          $1,638,319
                                                  ==========          ==========

As of September 30, 2001 aggregate future maturities of the above obligations are as follows:

   2001................................  $    9,411
   2002................................      47,897
   2003................................     385,589
   2004................................     240,168
   2005................................       9,265
   Thereafter..........................   1,022,583
                                         ----------
                                         $1,714,913
                                         ==========

On January 26, 2001, we sold $300,000 of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds of $492,000 from the sale were used to repay amounts outstanding under the credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 (1,226, net of tax) from the write-off of deferred financing costs.

In conjunction with the sales of the senior unsecured notes, we terminated three swap agreements with notional amounts totaling $300,000. These swap agreements were designated to the credit facility term loans that were repaid with the proceeds from the sale. We made payments totaling $9,297 to terminate these swap agreements.

Our senior credit facility requires us to meet or exceed certain financial
performance ratios at the end of each quarter.   Travel disruptions and safety
concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We incurred $1,006 of costs relating to the waiver. We are currently working with our senior bank group on an amendment to our senior credit agreement.


5.  DISTRIBUTIONS PAYABLE

On September 18, 2001, we declared a dividend for the three months ended September 30, 2001 of $0.505 per Common and Class B OP Unit and $0.5575 per Class C OP Unit. The dividend was paid on October 12, 2001.


6.  EARNINGS PER UNIT

The following table presents the computation of basic and diluted earnings per unit:

                                                         Three months ended                      Nine months ended
                                                            September 30,                           September 30,
                                                    ---------------------------             ----------------------------
                                                       2001               2000                2001                2000
                                                    --------           --------             -------              -------
BASIC EARNINGS PER UNIT
 COMPUTATION:
Income/(loss) before extraordinary                  $(18,050)           $46,225             $23,578              $55,062
  gain/(loss)
Dividends paid on unvested restricted
   stock                                                (198)              (288)               (593)                (622)
Preferred distributions                                 (141)              (141)               (423)                (423)
                                                    --------           --------             -------              -------
Income/(loss) available to common
   unitholders                                       (18,389)            45,796              22,562               54,017
Weighted average number of OP units
   outstanding                                        48,312             50,059              48,359               50,579
                                                    --------           --------             -------              -------
Basic earnings per unit before                      $  (0.38)          $   0.91               $0.47              $  1.07
   extraordinary gain/(loss)                        ========           ========             =======              =======


DILUTED EARNINGS PER UNIT
 COMPUTATION:
Income/(loss) available to common                   $(18,389)           $45,796             $22,562              $54,017
   unitholders
Preferred distributions                                    -                141                   -                  423
Interest on convertible debt of MeriStar                   -              1,796                   -                    -
Dividends on unvested restricted                           -                 88                   -                    -
   stock                                            --------            -------             -------              -------

Adjusted net income/(loss)                           (18,389)            47,821              22,562               54,440

Weighted average number of                            48,312             50,059              48,359               50,579
   OP units outstanding
Stock options of Meristar                                  -                439                 324                  209
Class D Preferred OP units                                 -                392                   -                  392
Convertible debt of MeriStar                               -              4,538                   -                    -
Restricted stock                                           -                174                   -                    -
                                                    --------            -------              -------             -------
Total weighted average number of                      48,312             55,602              48,683               51,180
   diluted OP units outstanding                     ========            =======             =======              =======

Diluted earnings per unit before                    $  (0.38)          $   0.86             $  0.46              $  1.06
   extraordinary gain/(loss)                        ========           ========             =======              =======


The effects of Class D Preferred OP Units, convertible debt of MeriStar, and restricted stock of MeriStar were not included in the computation of earnings per units for periods in which their effect was anti-dilutive.


7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Nine months ended
                                                                    September 30,
                                                                 -------------------
                                                                    2001       2000
                                                                 --------    -------
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
 $5,435 and $5,676 respectively.........................         $ 88,522    $92,373
Income taxes............................................              558        464

Non-cash investing and financing activities:
Redemption of redeemable OP Units.......................            4,504         24
Deferred purchase price.................................                -      8,000
Operating assets received and liabilities
 assumed from lease conversion:
   Accounts receivable..................................           47,200          -
   Prepaid expenses and other...........................           13,500          -
   Furniture and fixtures...............................              315          -
   Accumulated depreciation.............................             (163)         -
   Investment in affiliates, net........................            1,629          -
                                                                 --------
     Total operating assets received....................           62,481          -
                                                                 ========    ========

   Accounts payable and accrued expenses................          (65,706)         -
   Long-term debt.......................................              (32)         -
                                                                 --------
   Total liabilities acquired...........................          (65,738)         -
                                                                 ========    ========


8.  PARTICIPATING LEASE AGREEMENTS

Changes to the federal tax laws governing REITs became effective on January 1, 2001. Under those changes, we created taxable subsidiaries that lease the
property we currently own.   Our taxable subsidiaries are wholly-owned and are
similar to a subchapter C corporation. As a result, on January 1, 2001, MeriStar Hotels assigned their participating leases to our taxable subsidiaries and the taxable subsidiaries entered into management agreements with MeriStar Hotels to manage our properties. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics and terms of the former leases.

As of September 30, 2001, we leased four of our hotels to Prime Hospitality. These leases continue to have non-cancelable remaining terms ranging from 8 to 10 years, subject to earlier termination on the occurrence of certain contingencies, as defined. The rent due under each percentage lease is the greater of base rent or percentage rent, as defined. Percentage rent applicable to room and food and beverage revenue varies by lease and is calculated by multiplying fixed percentages by the total amounts of such revenues over specified threshold amounts. Both the minimum rent and the revenue thresholds used in computing percentage rents are subject to annual adjustments based on increases in the United States Consumer Price Index. Percentage rent applicable to other revenues is calculated by multiplying fixed percentages by the total amounts of such revenues. During interim reporting periods, we defer recognition of revenue for lease payments considered to be contingent until specified percentage rent thresholds are met.

Total lease payments received from Prime Hospitality on our leases were $1,841 and $9,377 for the three and nine months ended September 30, 2001 and $5,154 and $15,620 for the three and nine months ended September 30, 2000. Total lease payments received on all of our leases were $94,642 and $296,027 for the three and nine months ended September 30, 2000.

9.  STOCK-BASED COMPENSATION

As of September 30, 2001, MeriStar Hospitality has granted 586,500 shares of restricted stock to its employees and affiliates. This restricted stock vests ratably over three-year or five-year periods.

On March 29, 2000 we granted 462,500 Profits-Only OP Units, or POPs, to some of our executive officers and executive officers of MeriStar Hotels pursuant to our POPs Plan. These POPs vest ratably over three years based on achieving certain operating performance criteria and upon the occurrence of certain other events. We account for these POPs using variable plan accounting.

On April 16, 2001, we granted 350,000 POPs to some of our executive officers pursuant to our POPs Plan. These POPs vest ratably over three years and upon the occurrence of certain other events.


10.  RESTRUCTURING EXPENSES

During the third quarter of 2001, we incurred a restructuring charge in connection with personnel changes primarily as a result of the termination of our merger agreement with FelCor. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 7.3% or $750. The restructuring included eliminating corporate staff positions that were no longer needed under the new structure.

The restructuring charge of $1,080 consists of:

         Severance                                    $  168
         Noncancelable lease cost                        912
                                                      ------
         Total                                        $1,080
                                                      ======


During the quarter, approximately $485 in lease termination costs were applied against the restructuring reserve. Approximately $595 of the restructuring accrual remains at September 30, 2001.


11. ACQUISTIONS AND DISPOSITIONS

On September 18, 2001, we sold one hotel and received proceeds of $2,441. The sale resulted in a loss of $1,095 ($1,075, net of tax).

On May 2, 2001, we terminated the leases of four of our hotels from affiliates of Prime Hospitality Corporation for a total cost of $1,315. Concurrently, we signed long-term management agreements with MeriStar Hotels for these properties.

On March 21, 2001, we sold one hotel and received proceeds of $7,274. The sale resulted in a loss of $1,081 ($1,062, net of tax).

12.  CONSOLIDATING FINANCIAL INFORMATION

Certain of our wholly-owned subsidiaries are guarantors of our senior unsecured notes. The following tables present consolidating information for the guarantor subsidiaries:


                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                   UNAUDITED
                               SEPTEMBER 30, 2001

                                         MeriStar                        Non-
                                       Hospitality     Guarantor      Guarantor                      Total
                                         OP, L.P.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                       ------------  -------------  -------------  -------------  -------------
Assets
  Investments in hotel properties       $   13,530     $1,572,928     $1,627,106    $         -     $3,213,564
  Accumulated depreciation                  (4,396)      (184,206)      (179,950)             -       (368,552)
                                        ----------     ----------    -----------    -----------     ----------
                                             9,134      1,388,722      1,447,156              -      2,845,012
  Cash and cash equivalents                 47,646              -              -              -         47,646
  Accounts receivable, net                   2,204             48         36,525              -         38,777
  Prepaid expenses and other                 8,290            531         13,581              -         22,402
  Note receivable                          123,209              -              -        (87,209)        36,000
  Due from MeriStar Hotels
   & Resorts                               (12,547)        (7,900)        33,516              -         13,069
  Due from subsidiaries                   (350,694)       290,817         59,877              -              -
  Investments in and advances to
   affiliates                            2,751,609         58,911         10,116     (2,778,922)        41,714
  Restricted cash                           15,617              -          7,042              -         22,659
  Intangible assets, net                    13,969          1,012            799              -         15,780
                                        ----------     ----------    -----------    -----------     ----------
                                        $2,608,437     $1,732,141     $1,608,612    $(2,866,131)   $ 3,083,059
                                        ==========     ==========     =========     ===========    ===========

Liabilities, Minority Interests and
 Partners' Capital
 Accounts payable, accrued expenses
    and other liabilities               $   28,275     $   24,797     $   69,994    $         -    $   123,066
 Accrued interest                           27,189             43          4,213              -         31,445
 Income taxes payable                        1,154              -              -              -          1,154
 Distributions payable                      22,199              -              -              -         22,199
 Deferred income taxes                       7,754              -              -              -          7,754
 Interest rate swaps                        12,520              -              -              -         12,520
 Notes payable to MeriStar                 357,020              -              -              -        357,020
 Long-term debt                            984,989         85,938        374,175        (87,209)     1,357,893
                                        ----------     ----------    -----------    -----------     ----------
Total liabilities                        1,441,100        110,778        448,382        (87,209)     1,913,051
                                        ----------     ----------    -----------    -----------     ----------

Minority interests                               -          2,671              -              -          2,671
Redeemable OP units at redemption
  value                                     48,592              -              -              -         48,592
Partners' capital                        1,118,745      1,618,692      1,160,230     (2,778,922)     1,118,745
                                        ----------     ----------    -----------    -----------     ----------
                                        $2,608,437     $1,732,141     $1,608,612    $(2,866,131)   $ 3,083,059
                                        ==========     ==========     ==========    ===========    ===========

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   UNAUDITED
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                  MeriStar                      Non-
                                                Hospitality     Guarantor     Guarantor                       Total
                                                  OP, L.P.    Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                ------------  -------------  ------------  -------------  -------------
Revenue:
  Hotel operations:
     Rooms                                         $      -        $     -       $166,255   $         -       $166,255
     Food and beverage                                    -              -         56,507             -         56,507
     Other operating departments                          -              -         18,919             -         18,919
  Participating lease revenue                         1,600         33,518         35,864       (69,504)         1,478
  Office rental and other revenues                        -             87          4,292             -          4,379
                                                   --------        -------       --------   -----------       --------
Total revenue                                         1,600         33,605        281,837       (69,504)       247,538
                                                   --------        -------       --------   -----------       --------
Hotel operating expenses by department:
    Rooms                                                 -              -         43,280             -         43,280
    Food and beverage                                     -              -         44,561             -         44,561
    Other operating departments                           -              -         10,454             -         10,454
Office rental, parking and other operating
     expenses                                             -             98            721             -            819
Undistributed operating expenses:
    Administrative and general                        3,154            382         36,693             -         40,229
    Property operating costs                              -            193         41,211             -         41,404
    Property taxes, insurance and other                 943          6,683         82,886       (69,504)        21,008
    Depreciation and amortization                       982         13,747         14,123             -         28,852
    FelCor merger costs                               2,028              -              -             -          2,028
    Restructuring charge                              1,080              -              -             -          1,080
                                                   --------        -------       --------   -----------       --------
Total operating expenses                              8,187         21,103        273,929       (69,504)       233,715
                                                   --------        -------       --------   -----------       --------
Net operating income                                 (6,587)        12,502          7,908             -         13,823
                                                   --------        -------       --------   -----------       --------
Interest expense, net                                22,290          1,699          7,352             -         31,341
Equity in income from consolidated
   entities                                          10,284              -              -       (10,284)             -
                                                   --------        -------       --------   -----------       --------
Income/(loss) before minority interests,
  income tax benefit, loss on sale of assets        (18,593)        10,803            556       (10,284)       (17,518)

Minority interests                                        -            (22)             -             -            (22)
                                                   --------        -------       --------   -----------       --------
Income/(loss) before income tax benefit,
  loss on sale of assets                            (18,593)        10,825            556       (10,284)       (17,496)

Income tax benefit                                     (521)             -              -             -           (521)
                                                   --------        -------       --------   -----------       --------

Income/(loss) before loss on sale of assets         (18,072)        10,825            556       (10,284)       (16,975)
Loss on sale of assets, net of tax effect                 -         (1,075)             -             -         (1,075)
                                                   --------        -------       --------   -----------       --------
Net Income/(loss)                                  $(18,072)       $ 9,750       $    556   $   (10,284)      $(18,050)
                                                   ========        =======       ========   ===========       ========


                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   UNAUDITED
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                   MeriStar                      Non-
                                                 Hospitality     Guarantor     Guarantor                      Total
                                                   OP, L.P.    Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                 ------------  -------------  ------------  -------------  -------------
Revenue:
  Hotel operations:
     Rooms                                         $       -       $      -       $569,015     $       -       $569,015
     Food and beverage                                     -              -        201,890             -        201,890
     Other operating departments                           -              -         64,924             -         64,924
  Participating lease revenue                          4,800        124,134        132,278      (247,035)        14,177
  Office rental and other revenues                         -            240          7,143             -          7,383
                                                   ---------       --------       --------  ------------       --------
Total revenue                                          4,800        124,374        975,250      (247,035)       857,389
                                                   ---------       --------       --------  ------------       --------
Hotel operating expenses by department:
    Rooms                                                  -              -        135,567             -        135,567
    Food and beverage                                      -              -        148,451             -        148,451
    Other operating departments                            -              -         34,070             -         34,070
Office rental, parking and other operating
     expenses                                              -            209          2,235             -          2,444
Undistributed operating expenses:
    Administrative and general                         5,504            700        122,080             -        128,284
    Property operating costs                               -            545        125,836             -        126,381
    Property taxes, insurance and other                  462         18,218        286,265      (247,035)        57,910
    Depreciation and amortization                      4,413         40,901         41,325             -         86,639
    Write down of investment in STS
      Hotel Net                                        2,112              -              -             -          2,112
    Swap termination costs                             9,297              -              -             -          9,297
    FelCor merger costs                                5,817              -              -             -          5,817
    Cost to terminate leases with Prime
       Hospitality Corporation                         1,315              -              -             -          1,315
    Restructuring charge                               1,080              -              -             -          1,080
                                                   ---------       --------       --------  ------------       --------
Total operating expenses                              30,000         60,573        895,829      (247,035)       739,367
                                                   ---------       --------       --------  ------------       --------
Net operating income                                 (25,200)        63,801         79,421             -        118,022
                                                   ---------       --------       --------  ------------       --------
Interest expense, net                                 66,612          4,282         20,708             -         91,602
Equity in income from consolidated
   entities                                          116,089             -              -       (116,089)             -
                                                   ---------       --------       --------  ------------       --------
Income before minority interests,
  income tax benefit, loss on sale of assets,
  and extraordinary loss                              24,277         59,519         58,713      (116,089)        26,420

Minority interests                                         -            (16)             -             -            (16)
                                                   ---------       --------       --------  ------------       --------
Income before income tax benefit,
  loss on sale of assets and extraordinary
  loss                                                24,277         59,535         58,713      (116,089)        26,436

Income tax expense                                       721              -              -             -            721
                                                   ---------       --------       --------  ------------       --------

Income before loss on sale of assets
  and extraordinary loss                              23,556         59,535         58,713      (116,089)        25,715
Loss on sale of assets, net of tax effect                  -         (2,137)             -             -         (2,137)
Extraordinary loss, net of tax                        (1,226)             -              -             -         (1,226)
                                                   ---------       --------       --------  ------------       --------
Net Income                                         $  22,330       $ 57,398       $ 58,713     $(116,089)      $ 22,352
                                                   =========       ========       ========  ============       ========

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                   UNAUDITED
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                               MeriStar                        Non-
                                             Hospitality     Guarantor      Guarantor                       Total
                                               OP, L.P.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                             ------------  -------------  -------------  -------------  -------------
Net cash provided by operating activities       $ 61,551       $ 12,375       $ 42,400       $      -       $116,326
                                                --------       --------       --------       --------       --------
Net cash used in provided by investing
   activities                                    (13,513)        16,712        (35,345)       (24,689)       (56,835)
                                                --------       --------       --------       --------       --------
Net cash used in financing activities               (634)       (29,332)        (7,055)        24,689        (12,332)
                                                --------       --------       --------       --------       --------
Effect of exchange rate changes on cash
    and cash equivalents                               -            245              -              -            245
                                                --------       --------       --------       --------       --------
Net increase in cash and cash equivalents         47,404              -              -              -         47,404
Cash and cash equivalents, beginning of
    period                                           242              -              -              -            242
                                                --------       --------       --------       --------       --------
Cash and cash equivalents, end of period        $ 47,646       $      -       $      -       $      -       $ 47,646
                                                ========       ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We own a portfolio of primarily upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of September 30, 2001, we owned 112 hotels, with 28,597 rooms, 108 which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc. Four of our hotels are leased by affiliates of Prime Hospitality Corporation.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality Corporation, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest as of September 30,2001. The limited partners are:

      - MeriStar LP, Inc., a wholly owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of September 30, 2001; and

      - various third parties, which own, in the aggregate, a nine percent interest as of September 30, 2001.

Partners' capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 482,940 and 484,591 common operating partnership units, or OP units, as of September 30, 2001 and December 31, 2000, respectively. MeriStar LP, Inc. held 44,028,944 and 43,918,443 common OP units as of September 30, 2001 and December 31, 2000, respectively. Due to the redemption rights of the limited partnership units held by third parties, we have excluded these units from partners' capital, classified them as Redeemable OP units, and recorded them at redemption value. At September 30, 2001 and December 31, 2000, there were 4,174,314 and 4,448,268 redeemable OP units outstanding, respectively.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts, commonly know as the REIT Modernization Act, or RMA, became effective. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter c-corporations. Because of the RMA, we have created a number of these taxable subsidiaries that are the lessees of our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

      - managing the properties they lease; they must enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners,

      -  leasing a property that contains gambling operations; and

      -  owning a brand or franchise.

We believe establishing taxable REIT subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties, but MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases for each of the properties managed by MeriStar Hotels to our taxable REIT subsidiaries and the execution of the new management agreements, we gained the economic risks and rewards related to the properties that are usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, our taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The transactions did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to our taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue plus incentives payments, based on meeting performance thresholds, that could total up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

On May 9, 2001, we and MeriStar Hospitality entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, 2001, the Securities and Exchange Commission declared our S-4 document effective. On September 21, 2001, we and MeriStar Hospitality mutually agreed with FelCor and its operating partnership to terminate the merger agreement due to unfavorable market conditions. We have incurred $5.8 million of costs related to this merger through September 30, 2001, and these costs have been expensed in our Statement of Operations.

The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations in the third quarter causing lower than expected performance in an already slowing economy. The events of September 11th have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been hit particularly hard due to concerns about air travel safety and a significant overall decrease in the amount of air travel.

In response to the decline in operations following the terrorist attacks, we have worked with MeriStar Hotels to aggressively review and reduce our hotels' cost structure. We have implemented numerous cost-cutting strategies, including the following items:

      - reducing overall staffing and reducing hours for remaining hourly staff,

      -  instituting hiring and wage freezes for all properties,

      - revising operating procedures to gain greater efficiencies and/or reduce costs,

      -  closing underutilized or duplicative facilities and outlets,

      - creating revised minimum staffing guides for each department in our hotels; and

      - reducing capital expenditures to focus primarily on life-safety requirements, and deferring or terminating discretionary capital outlays.

The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters. We expect to keep these cost-cutting strategies in place through the fourth quarter of 2001.

Our senior credit facility requires us to meet or exceed certain financial
performance ratios at the end of each quarter.   Travel disruptions and safety
concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We incurred $1.0 million of costs relating to the waiver. We are currently working with our senior bank group on an amendment to our senior credit agreement.

During the third quarter of 2001, we incurred a restructuring charge in connection with personnel changes primarily as a result of the termination of our merger agreement with FelCor. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 7.3% or $0.8 million. The restructuring included eliminating corporate staff positions that were no longer needed under the new structure.

FINANCIAL CONDITION

SEPTEMBER 30, 2001 COMPARED WITH DECEMBER 31, 2000

Our total assets increased by $76.6 million to $3,083.1 million at September 30, 2001 from $3,006.5 million at December 31, 2000 primarily due to:

      - lending $36.0 million to MeriStar Hotels under a revolving credit agreement;

      - deferring $8.1 million in financing costs related to issuing $500 million of senior unsecured notes;

      -  capital expenditures at the hotels;

      - the increase in operating assets of $62.5 million related to the assignment of the hotel leases with MeriStar Hotels and Prime Hospitality to our taxable subsidiaries; partially offset by

      -  the decrease of $9.2 million in due from MeriStar Hotels;

      - the sale of two hotels and the use of the $9.7 million in proceeds to paydown debt; and

      -  depreciation on hotel assets.

Total liabilities increased by $140.6 million to $1,913.1 million at September 30, 2001 from $1,772.5 million at December 31, 2000 due mainly to:

      -  net borrowings of long-term debt of $76.6 million;

      - a $3.1 million increase in accrued interest due to the $500 million senior unsecured notes sold in January 2001;

      - the adoption of FAS No. 133 and the related recording of a $12.5 million liability for our derivative instruments; and

      - the increase in operating liabilities of $65.7 million related to the assignment of the hotel leases with MeriStar Hotels and Prime Hospitality to our taxable subsidiaries.

Long-term debt increased by $76.6 million to $1,714.9 million at September 30, 2001 from $1,638.3 million at December 31, 2000 due primarily to:

      -  $500 million in senior unsecured notes sold, partially offset by

      - the repayments of our revolving credit facility using proceeds of the senior unsecured notes borrowings and cash generated by operations.

Partners' capital decreased $24.1 million to $1,118.7 at September 30, 2001 from $1,142.8 million at December 31, 2000 due primarily to:

      -  the payment of distributions;

      - reductions of capital allocated to redeemable OP unitholders as a result of decreases in MeriStar's stock price; and

      - $12.5 million increase in accumulated other comprehensive loss due mainly to the adoption of FAS No. 133; partially offset by

      -  net income for 2001; and

      - the issuance of additional common limited partnership units to MeriStar.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

Until January 1, 2001, MeriStar Hotels leased substantially all of our hotels from us. Under the leases, MeriStar Hotels assumed all of the operating risks and rewards of these hotels and paid us a percentage of each hotel's revenue under the lease agreements. Therefore, for financial statement purposes through December 31, 2000, MeriStar Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, MeriStar Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries and our taxable REIT subsidiaries in turn, entered into management agreements with MeriStar Hotels to manage the hotels. As a result of this change in structure, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay MeriStar Hotels a management fee to manage the hotels for us. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

Our total revenues and total operating expenses increased $129.9 million and $191.5 million, respectively, for the three months ended September 30, 2001 as compared to the same period in 2000. As described in the preceding paragraph, the significant increases primarily result from the fact that we now record the hotel operating revenue and expenses in our consolidated financial statements effective January 1, 2001, while we only recorded participating lease revenue in 2000. As a result, our operating results for the three months ended September 30, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the three months ended September 30, 2000 on a proforma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000 compared to actual results for the three months ended September 30, 2001 (in thousands):

                                            2001       2000
                                         --------   --------
Revenue                                  $247,538   $286,899
Total expenses                            265,056    264,932
Net (loss)/income before loss on sale
 of assets                                (16,975)    21,619
Net (loss)/income                         (18,050)    21,619
Recurring EBITDA                           45,783     79,462

The following table provides our hotels' operating statistics on a same store basis for the three months ended September 30, 2001 and 2000.

                                           2001              2000       Change
                                   ------------     -------------     ------------
Revenue per available room               $64.14           $ 76.43           (16.1)%
Average daily rate                       $97.66           $103.78            (5.9)%
Occupancy                                 65.7%             73.6%           (10.7)%

Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001 and the slowing United States economy had a major negative effect on the operations of our hotels during the third quarter of 2001. These events have been marked by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 16.1% reduction in revenue per available room and the 10.7% reduction in occupancy in the third quarter 2001 compared to 2000.

Total revenue decreased $39.4 million to $247.5 million in 2001 from $286.9 million in 2000 due to:

      - a $27.0 million decrease in room revenue due to a decrease in occupancy;

      - a $7.8 million decrease in food and beverage revenue due to a decrease in occupancy; and

      - a $4.0 million decrease in lease revenue due to a smaller number of leased hotels compared to 2000.

Total expenses decreased $0.2 million to $265.1 million for the three months ended September 30, 2001 compared to $264.9 million for the same period in 2000 due primarily to:

      -  a $3.5 million decrease in room expenses due to lower occupancy; and

      - a $4.4 million decrease in food and beverage expenses due to lower occupancy; partially offset by;

      -  $2.0 million in FelCor merger costs;

      - $1.1 million in restructuring charges due to the terminated merger agreement with FelCor;

      - a $2.2 million increase in interest costs due to $500 million senior unsecured notes sold in January 2001; and

      -  a $3.9 million increase in amortization.

Recurring earnings before interest expense, income taxes, depreciation and amortization, or recurring EBITDA, is presented before the effect of non-recurring items; including FelCor merger costs, and restructuring charges. Recurring EBITDA decreased $33.7 million to $45.8 million in 2001 from $79.5 million in 2000. These decreases are due primarily to decreased room and food and beverage revenue resulting from travel safety concerns and the slowdown of the economy.

In the third quarter of 2001, we sold one hotel and received $2.4 million. This resulted in a loss of $1.1 million, net of tax.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000.

Our total revenues and total operating expenses increased $591.2 million and $612.5 million, respectively, for the nine months ended September 30, 2001 as compared to the same period in 2000. As described above, the significant increases primarily result from recording the operating revenue and expenses of hotels previously leased to MeriStar Hotels in our consolidated financial statements effective January 1, 2001, while we only recorded participating lease revenue in 2000. As a result, our operating results for the nine months ended September 30, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the nine months ended September 30, 2000 on a proforma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000 compared to actual results for the nine months ended September 30, 2001 (in thousands):

                                            2001        2000
                                         ---------    --------
Revenue                                  $857,389     $909,844
Total expenses                            830,969      814,130
Net income before gain/(loss) on sale
 of assets and extraordinary items         25,715       95,147
Net Income                                 22,352       98,547
Recurring EBITDA                          224,282      267,369

The following table provides our hotels' operating statistics on a same store basis for the nine months ended September 30, 2001 and 2000.

                                           2001              2000        Change
                                         -------           -------       ------
Revenue per available room               $ 74.86           $ 80.01       (6.4)%
Average daily rate                       $107.73           $108.30       (0.5)%
Occupancy                                  69.5%             73.9%       (6.0)%

Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001 and the slowing United States economy had a major negative effect on our hotels during the nine months period of 2001. The events have been marked by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 6.4% reduction in revenue per available room and the 6.0% reduction in occupancy for the 2001 period compared to the 2000 period. This slowdown became more pronounced during the third quarter of 2001.

Total revenue decreased $52.4 million to $857.4 million in 2001 from $909.8 million in 2000 due primarily to

      - a $37.2 million decrease in room revenue related to the decrease in occupancy;

      - a $10.4 million decrease in food and beverage due to the decrease in occupancy; and

      - a $4.8 million decrease in lease revenue due to a smaller number of leased hotels compared to 2000.

Total expenses increased $16.9 million to $831.0 million for the nine months ended September 30, 2001 from $814.1 million for the same period in 2000 due primarily to:

      -  $9.3 million in swap termination costs;

      -  the $2.1 million write down of our investment in STS Hotel Net;

      -  $5.8 million in FelCor merger costs;

      - $1.3 million in costs to terminate leases with Prime Hospitality Corporation;

      - $1.1 million in restructuring charges due to the terminated merger agreement with FelCor;

      - a $2.2 million increase in interest costs due to $500 million senior unsecured notes sold in January 2001;

      -  an increase in depreciation on hotel assets of $4.4 million; and

      - a $4.2 million increase in property operating costs due primarily to a $3.5 million increase in energy costs; partially offset by

      -  a $4.7 million decrease in room expenses due to lower occupancy; and

      - a $6.1 million decrease in food and beverage expenses due to lower occupancy.

Recurring EBITDA is presented before the effect of non-recurring item; including the swap termination costs, the write down of our investment in STS Hotel Net, FelCor merger costs, costs to terminate leases with Prime Hospitality Corporation and restructuring charges. Recurring EBITDA decreased $43.1 million to $224.3 million in 2001 from

$267.4 million in 2000. This decrease is due primarily to decreased room and food and beverage revenue resulting from travel safety concerns and the slowdown of the economy.

In 2001, we paid down $300 million of term loans under our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax effect.

In 2001, we sold two hotels and received $9.7 million. This resulted in a loss of $2.1 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We generated $116.3 million of cash from operations during the first nine months of 2001. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt and equity offerings. We expect to fund our continuing operations through cash generated by our hotels. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of our limited partnership units.

Additionally, MeriStar Hospitality must distribute to stockholders at least 90% of its taxable income, excluding net capital gains, to preserve its status as a REIT. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. We expect to fund such distributions through cash generated from operations and borrowings on our credit facilities. In light of the dramatic business declines since the September 11, 2001 terrorist attacks, we expect our taxable income to decrease significantly in the current year and next year. We have already distributed amounts in excess of 90% of our estimated taxable income for 2001. As a result, we are evaluating the amount, if any, of quarterly distributions for the remainder of 2001 and 2002, although we currently believe it is unlikely we will make a distribution for the fourth quarter of 2001. We expect to finalize this evaluation near the conclusion of each upcoming calendar quarter.

Uses of Cash

We used $56.8 million of cash in investing activities during the nine months ended September 30, 2001, primarily for

      -  the $36.0 million note receivable with MeriStar Hotels; and

      -  capital expenditures at hotels; partially offset by

      -  hotel operating cash received on lease conversions; and

      -  proceeds from selling two hotels.

We used $12.3 million of cash in financing activities during the nine months ended September 30, 2001 primarily from:

      -  payment of distributions, and

      - additional deferred financing costs related to issuing the $500 million of senior unsecured notes; partially offset by

      -  net borrowings under our credit facilities.

In January 2001, we sold $500 million of senior unsecured notes. The senior unsecured notes includes:

      - $300 million in notes with a 9.0% interest rate which mature on January 15, 2008, and

      - $200 million in notes with a 9.13% interest rate which mature on January 15, 2011.

The proceeds were used to repay outstanding debt under our revolving credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that we repaid. The repayments of our term loans under our credit facility resulted in an extraordinary loss of $1.2 million, net of tax. As of September 30, 2001, we had $190 million available under the senior secured credit facility. The weighted average interest rate on borrowings outstanding under the senior secured credit facility as of September 30, 2001 was 4.73%.

Our senior credit facility requires us to meet or exceed certain financial
performance ratios at the end of each quarter.   Travel disruptions and safety
concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. However, on October 24, 2001, we finalized a waiver on all affected financial covenants with our senior bank group. This waiver to the credit agreement allows these financial covenants to be waived for the period beginning, September 30, 2001 and ending, February 28, 2002. We incurred $1.0 million of costs relating to the waiver. We are currently working with our senior bank group on an amendment to our senior credit agreement.

We expect capital for renovation work to be provided by a combination of internally generated cash and external borrowings. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we have historically expected to spend approximately 4% of annual hotel revenues for ongoing capital expenditure programs, including room and facilities refurbishments, renovations, and furniture and equipment replacements. For the nine months ended September 30, 2001, we spent $31.8 million on renovation and ongoing property capital expenditure programs. We intend to spend an additional $12 to $15 million during 2001 to complete our renovation programs and for our ongoing capital expenditure programs. In response to the decline in our operations following the September 11, 2001 terrorist attacks and the slowdown in the national economy, we have significantly curtailed our capital expenditure programs. As a result, we now may spend less than the 4% of annual hotel revenues for capital expenditures, until our operations return to a more stabilized level. We have taken the following steps:

      - re-prioritized all capital expenditures to focus nearly exclusively on life-safety requirements;

      - deferred or canceled all discretionary capital expenditures that did not cause us to incur a substantial penalty; and

      - reviewed our estimated 2002 capital requirements in light of the revised business levels we are currently experiencing.

We will continue to monitor our capital requirements as compared to business levels, and will revise future capital expenditures as necessary.

We believe cash generated by operations, together with anticipated borrowing capacity under the credit facilities, will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. We believe, however, that our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally have reflected non-resort seasonality patterns. We have historically lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters, although the disruptions caused by the September 11, 2001 attacks and their aftermath may cause disruptions to this pattern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rate risk through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have no cash flow exposure due to general interest rate changes for our fixed long-term debt obligations.

The table below, as of September 30, 2001, presents the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates by year of expected maturity, and fair values to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                             Long-term Debt
                            -----------------------------------------------------------------------------
                                                      Average                                 Average
Expected Maturity               Fixed Rate         Interest Rate       Variable Rate       Interest Rate
------------------------    ----------------    -----------------     ---------------      --------------
2001                            $    1,911              8.2%               $  7,500              6.5%
2002                                15,897              8.6%                 32,000              6.5%
2003                                 8,589              8.2%                377,000              5.8%
2004                               171,168              5.1%                 69,000              5.8%
2005                                 9,265              8.1%                      -                -
Thereafter                       1,022,583              8.6%                      -                -
                                ----------              ----               --------              ----
Total                           $1,229,413              8.1%               $485,500              5.9%
                                ==========              ====               ========             =====

Fair Value at 9/30/01           $1,032,196                                 $485,500
                                ==========                                 ========

Upon the sale of our $500 million senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit facility by $300 million. At that time, we terminated three swap agreements with a notional amount of $300 million that were designated to hedge interest rates on the term loans that were repaid. We made net payments totaling $9.3 million to our counter parties to terminate these swap agreements.

As of September 30, 2001, we have four swap agreements with notional principal amounts totaling $400 million. These swap agreements provide hedges against the impact future interest rates have on our floating London Interbank Offered Rate or LIBOR rate debt instruments. The swap agreements effectively fix the 30-day LIBOR between 6.0% and 6.4%. Two of the swap agreements expired on September 30, 2001. The remaining two swap agreements expire between December 2002 and July 2003. For the three months ended September 30, 2001 and 2000, we have
(made)/received net payments of approximately $(2,458,000) and $1,267,000, respectively. For the nine months ended September 30, 2001 and 2000, we have
(made)/received net payments of approximately $(4,085,000) and $2,876,000, respectively.

On March 22, 2001 we entered into a $100 million forward swap agreement to fix the 30-day LIBOR at 4.77%. The effective date of the agreement is October 1, 2001 and the agreement expires on July 31, 2003.

In anticipation of the August 1999 completion of our mortgage-backed secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment of $5.1 million. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the subordinated notes is 8.69%.

As of September 30, 2001, after consideration of the hedge agreements described above, 83% of our debt was fixed and our overall weighted average interest rate was 7.5%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three and nine months ended September 30, 2001 and 2000. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the three and nine months ended September 30, 2001 and 2000. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

Information both included in and incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and described our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," anticipate," estimate," "believe," "intent,: or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospectus include, but are not limited to, changes in:

      -  slowdown of the national economy;

      - the impact of the September 11, 2001 terrorist attacks or other terrorist incidents;

      -  economic conditions generally and the real estate market specifically;

      - legislative/regulatory changes, including changes to laws governing the taxation of real estate investment trusts;

      -  disruptions to or restrictions on air travel;

      -  availability of capital;

      -  interest rates;

      -  competition;

      - supply and demand for hotel rooms in our current and proposed market areas; and

      - general accounting principles, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties, along with the risk factors set forth in our registration statement on Form S-4 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits - none
      (b)  Reports on Form 8-K

Current report on Form 8-K dated and filed on August 16, 2001, regarding the first amendment to the merger agreement with FelCor Lodging Trust Incorporated.

Current report on Form 8-K dated and filed on September 21, 2001, regarding the termination of the merger agreement with FelCor Lodging Trust Incorporated.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.



Dated: November 14, 2001       /s/ John Emery
                                ---------------------
                                John Emery
                                President and Chief Operating Officer