Form 10-K
period 2001-12-31
MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2002-03-28
CIK 1142257, 1142258

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                        COMMISSION FILE NUMBER 333-63768

         MERISTAR HOSPITALITY                      MERISTAR HOSPITALITY
     OPERATING PARTNERSHIP, L.P.                       FINANCE CORP.
       (Exact name of Registrant                 (Exact name of Registrant
     as specified in its Charter)              as specified in its Charter)

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

        Securities registered pursuant to Section 12(b) of the Act: None.

        Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Explanatory Note:

This annual report of Form 10-K is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP, and by MeriStar Hospitality Finance Corp., or MeriStar Finance. No separate financial or other information of MeriStar Finance is material to holders of the securities of MHOP or MeriStar Finance, since as of December 31, 2001 MeriStar Finance had no operations; no employees; only nominal assets; and no liabilities other than its obligations under the indenture governing its senior unsecured notes issued in January 2001 and for related financing costs.

                                     PART I

ITEM 1. BUSINESS

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

MeriStar Hospitality Operating Partnership, L.P. owns a portfolio of upscale, full-service hotels. Our hotels are diversified geographically as well as by franchise and brand affiliations. We are the operating partnership of MeriStar Hospitality Corporation, a real estate investment trust that operates all of its business through us. MeriStar Hospitality Corporation is our sole general partner and controls us. As of December 31, 2001, we owned 112 hotels with 28,653 rooms. Our hotels are located in major metropolitan areas or rapidly growing secondary markets in the United States and Canada. A majority of the hotels are operated under nationally recognized brand names such as Hilton(R), Sheraton(R), Westin(R), Marriott(R), Radisson(R), Doubletree(R) and Embassy Suites(R).

We believe the upscale, full-service segment of the lodging industry offers strong potential operating results and investment opportunities. The real estate market has recently experienced a significant slowdown in the construction of upscale, full-service hotels. Also, upscale, full-service hotels have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good potential ownership opportunities for us in this sector of the lodging industry.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality Corporation, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest of us as of December 31, 2001. The limited partners are:

      . MeriStar LP, Inc. (a wholly-owned subsidiary of MeriStar Hospitality), which owns approximately a 90 percent interest as of December 31, 2001; and

      . various third parties, which own, in the aggregate, a nine percent interest as of December 31, 2001.

Partners' capital on our balance sheet includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 482,533 of our common operating partnership units, or OP units, as of December 31, 2001. MeriStar LP, Inc. held 44,041,614 common OP units as of December 31, 2001. Due to the redemption rights of the limited partnership units held by third parties, we have excluded these units from partners' capital. Instead, we have classified them as Redeemable OP units, and recorded them at redemption value. At December 31, 2001 there were 4,508,855 redeemable OP units outstanding.

In connection with the merger between CapStar and American General, MeriStar Hospitality created MeriStar Hotels & Resorts, Inc., a separate publicly traded company, to be the lessee and manager of nearly all of our hotels. At December 31, 2001, MeriStar Hotels managed all of our hotels. We share certain key executive officers and five board members with MeriStar Hotels. Also, an intercompany agreement aligns our interests with the interests of MeriStar Hotels, with the objective of benefiting both companies' shareholders.

Changes to the federal tax laws governing Real Estate Investment Trusts, or REITs, were enacted in 1999 and became effective on January 1, 2001. Under those changes, we are permitted to create subsidiaries that lease the properties we currently own, and these subsidiaries are taxable in a manner similar to subchapter C corporations. Because of these changes in the tax laws, we have formed a number of wholly-owned taxable subsidiaries to which subsidiaries of MeriStar Hotels assigned their participating leases. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements were structured to substantially mirror the economics and terms of the former leases.

BUSINESS

Given the challenging operating environment that has resulted from a slowing economy coupled with the disruptions caused by the events of September 11, 2001, we intend to focus on maximizing the profitability of our existing hotels by actively overseeing their operation by MeriStar Hotels. In addition, we have taken steps to strengthen our balance sheet and to maintain financial flexibility and liquidity. We believe these steps will position us to take advantage of opportunities that may arise in the future.

The Intercompany Agreement

MeriStar Hospitality and we are a party to an intercompany agreement with MeriStar Hotels. So long as the agreement remains in effect, MeriStar Hotels is prohibited from making real property investments a REIT could make unless:

            . MeriStar Hospitality and we are first given the opportunity, but elect not to pursue the investment;

            . The investment is on land already owned or leased by MeriStar Hotels or subject to a lease or purchase option in favor of MeriStar Hotels;

            . MeriStar Hotels will operate the property under a trade name owned by MeriStar Hotels; or

            . The investment is a minority investment made as part of a lease or management agreement arrangement. MeriStar Hospitality and we have a right of first refusal with respect to any real property investment to be sold by MeriStar Hotels.

The intercompany agreement will generally grant MeriStar Hotels the right of first refusal with respect to any management opportunity at any of our properties MeriStar Hospitality does not elect to have managed by a hotel brand owner. We will make such an opportunity available to MeriStar Hotels only if MeriStar Hospitality determines that:

            . Consistent with MeriStar Hospitality's status as a REIT, it must enter into a management agreement with an unaffiliated third party with respect to the property;

            . MeriStar Hotels is qualified to be the manager of that property; and

            . The property is not to be operated by the owner of a hospitality trade name under that trade name.

Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

Provision of Services

MeriStar Hotels may provide MeriStar Hospitality or us with services as MeriStar Hospitality or we may reasonably request from time to time. These may include administrative, renovation supervision, corporate, accounting, financial, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services. MeriStar Hospitality and we compensate MeriStar Hotels for services provided in an amount determined in good faith by MeriStar Hotels as the amount a third party would charge MeriStar Hospitality or us for comparable services. The arrangements relating to the provision of these services were not subject to arms-length negotiation.

Equity Offerings

If either MeriStar Hospitality, we or MeriStar Hotels desire to engage in a securities issuance, the issuing party will give notice to the other party as promptly as practicable of its desire to engage in a securities issuance. The notice will include the proposed material terms of such issuance, to the extent determined by the issuing party, including whether the issuance is proposed to be pursuant to public or private offering, the amount of securities proposed to be issued and the manner of determining the offering price, and other terms of the securities. The non-issuing party will cooperate with the issuing party to effect any securities issuance of the issuing party by assisting in the preparation of any registration statement or other document required in connection with the issuance and, in connection with that issuance, providing the issuing party with such information as may be required to be included in the registration statement or other document.

Term

The intercompany agreement will terminate upon the earlier of August 3, 2008, or the date of a change in ownership or control of MeriStar Hotels.

Loan to MeriStar Hotels

We are obligated to lend MeriStar Hotels up to $50 million for general corporate purposes under a revolving credit agreement. The interest rate on the revolving credit facility equals 650 basis points over the 30-day London Interbank Offered Rate and the maturity date of the facility is the 91st day following the maturity of MeriStar Hotels' senior credit facility, as amended, restated, refinanced or renewed. As of December 31 2001, there was $36.0 million outstanding under this revolving credit agreement. We amended the revolving credit agreement with MeriStar Hotels to include covenants similar to those in its senior credit facility.

MeriStar Hotels also issued us a term note effective January 1, 2002. This $13.1 million term note refinances outstanding accounts payable MeriStar Hotels owed to us. The term note bears interest at 650 basis points over the 30-day LIBOR. The maturity date is the same as that of the revolving credit agreement.

Recent Events

Amendment to our Senior Secured Credit Agreement

In December 2001, we amended our senior secured credit agreement to allow us to extend the maturity of the revolving credit facility from July 2002 to July 2003 and provide financial covenant relief through the maturity of the facility, among other revisions.

On February 25, 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. On March 1, 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to $150 million.

Senior Note Offerings

On February 7, 2002, we and our wholly owned subsidiary, MeriStar Hospitality Finance Corp. III, issued $200 million aggregate principal amount of 9.125% senior notes due 2011 to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933.

On December 19, 2001, we and our wholly owned subsidiary, MeriStar Hospitality Finance Corp. II, issued $250 million aggregate principal amount of 10.50% senior notes due 2009 to "Qualified Institutional Buyers" as defined in Rule 144A under the Securities Act of 1933.

These notes are unsecured obligations of our company and MeriStar Hospitality. MeriStar Hospitality and a number of its direct and indirect subsidiaries guarantee payments of principal and interest on the notes on a senior unsecured basis. We used the net proceeds of approximately $423.0 million from these offerings to repay outstanding term loans and revolving indebtedness under our senior secured credit agreement.

REIT Modernization Act

Until January 1, 2001, in order for MeriStar Hospitality to maintain its tax status as a REIT, we were not permitted to engage in the operations of our hotel properties. To comply with this requirement, we leased all of our real property to third-party lessee/managers - MeriStar Hotels and Prime Hospitality. On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the "REIT Modernization Act" became effective. As a result, we are now permitted to create taxable subsidiaries, which are subject to taxation similar to a subchapter C-Corporation, and are permitted to lease our real property.

Although a taxable subsidiary may lease real property, it is restricted from being involved in certain activities prohibited by the REIT Modernization Act. First, a taxable subsidiary is not permitted to manage the properties itself; it must enter into an "arm's length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the taxable subsidiary is not permitted to lease a property that contains gambling operations. Third, the taxable subsidiary is restricted from owning a brand or franchise.

We believe establishing taxable subsidiaries to lease our properties provides a more efficient alignment of and ability to capture the economic interests of property ownership. In 2000, MeriStar Hospitality established a subcommittee of independent members of its Board of Directors to negotiate the transfer of our existing leases with subsidiaries of MeriStar Hotels to our taxable subsidiaries. Accordingly, effective January 1, 2001, our taxable subsidiaries executed agreements with subsidiaries of MeriStar Hotels. These agreements assigned our existing leases to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements.

The Management Agreements

MeriStar Hotels manages all 112 of our hotels under management agreements with our taxable subsidiaries.

Management Fees and Performance Standards

Each taxable subsidiary pays MeriStar Hotels a management fee for each hotel equal to a specified percentage of aggregate hotel operating revenues, increased or reduced, as the case may be, by 20% of the positive or negative difference between:

      . The actual excess of total operating revenues over total operating expenses; and

      . A projected excess of total operating revenues over total operating expenses.

The total management fee for a hotel in any fiscal year will not be less than 2.5% or greater than 4.0% of aggregate hotel operating revenues.

Term and Termination

The management agreements with MeriStar Hotels generally have initial terms of 10 years with three renewal periods of five years each, except for four management agreements which have initial terms of one year which renew annually thereafter. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting MeriStar Hospitality's ability to qualify as a REIT or if MeriStar Hotels elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is not restored after a significant casualty loss. Upon that termination, the relevant taxable subsidiary will be required to pay MeriStar Hotels the fair market value of the management agreement. That fair market value will be equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results for the 12 months preceding the termination. Our taxable subsidiaries will be able to credit against any termination payments, the present value of projected fees (discounted using a 10% rate) under any management agreements or leases entered into between MeriStar Hotels and us (or our subsidiaries) after August 3, 1998.

If a hotel's gross operating profit is less than 85% of the amount projected in the hotel's budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

      . We did not materially comply with the capital expenditures contemplated by the budget for either or both of the applicable fiscal years; or

      . MeriStar Hotels cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

MeriStar Hotels can only use the cure right once during the term of each management agreement.

Assignment

MeriStar Hotels does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of MeriStar Hotels will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

Acquisition Strategy

We focus our attention on investments in hotels located in markets with economic, demographic and supply dynamics favorable to hotel owners. Through an extensive due diligence process, we select those acquisition targets where we believe selective capital improvements and well selected third-party management will increase the hotel's ability to attract key demand segments, enhance hotel operations and increase long-term value. In order to evaluate the relative merits of each investment opportunity, our senior management and MeriStar Hotels create detailed plans covering all areas of renovation and operation. These plans serve as the basis for our acquisition decisions and guide subsequent renovation and operating plans.

Until January 1, 2001, in order to maintain its qualification as a REIT, MeriStar Hospitality was required to make annual distributions to its stockholders of at least 95% of our real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. After January 1, 2001, pursuant to the REIT Modernization Act, the percentage of required annual distributions was reduced to 90%. As a result of this annual distribution requirement, we rely heavily on our ability to raise new capital through debt and equity offerings in order to complete acquisitions. That ability is dependent on the then-current status of the capital markets.

Competition

We compete primarily in the upper upscale sector of the full-service segment of the lodging industry. Each geographic market where we own hotels has other full- and limited-service hotels that compete with our hotels. Competition in the U.S. lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, quality of customer service and overall product.

Employees

As of December 31, 2001, MeriStar Hospitality and we employed approximately 30 persons, all of whom work at our corporate headquarters.

Franchises

We employ a flexible branding strategy based on each particular hotel's market environment and other unique characteristics. Accordingly, we use various national brand names pursuant to licensing arrangements with national franchisors. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

Governmental Regulation

Americans with Disabilities Act - Under the Americans with Disabilities Act, all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that we are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Laws - Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner's ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of the hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels.

All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters are not expected to have a material adverse effect on our results of operations or financial condition.

                                  RISK FACTORS

Financing Risks

Our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

We are subject to the risks normally associated with debt financing, including the risks that:

      . Our cash flow from operations may be insufficient to make required payments of principal and interest;

      . We are unable to be able to refinance existing indebtedness, including secured indebtedness; and

      . The terms of any refinancing may not be as favorable as the terms of existing indebtedness.

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness may have an adverse effect on us.

As of February 15, 2002, we, and our respective subsidiaries had $15.3 million of debt maturing in 2002, $75.6 million of debt maturing in 2003 and $171.2 million of debt maturing in 2004. If we do not have sufficient funds to repay our indebtedness at maturity, we may have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to dispose of hotels or other assets on disadvantageous terms. This could potentially result in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on indebtedness secured by our hotels, these properties could be foreclosed upon by the lender with a consequent loss of income and asset value.

Our senior secured credit facility and other debt instruments have restrictive covenants that could affect our financial condition.

As of February 15, 2002, we, MeriStar Hospitality and our respective subsidiaries had approximately $67.0 million outstanding under our senior secured credit agreement. Our ability to borrow under the credit agreement is subject to financial covenants, including leverage and interest rate coverage ratios and minimum net worth requirements. Our credit agreement limits our ability to effect mergers, asset sales and change of control events, and limits dividends to the lesser of 90% of funds from operations and 100% of funds from operations less a capital reserve equal to 4% of gross room revenues. The credit agreement also contains a cross-default provision which would be triggered by a default or acceleration of $20 million or more of indebtedness secured by our assets or $5 million or more of any other indebtedness. The recent amendment to our credit facility limits dividends paid in each of the first three quarters of 2002 to the lesser of (1) $0.01 per share of common stock of MeriStar Hospitality Corporation or (2) $750,000.

As of February 15, 2002, we had outstanding the following borrowings:

      . $300 million of senior unsecured notes due 2008 bearing interest at 9%;

      . $400 million of senior unsecured notes due 2011 bearing interest at 9.125%;

      . $250 million of senior unsecured notes due 2009 bearing interest at 10.50%;

      . $205 million of notes payable to MeriStar Hospitality due 2007 bearing interest at a weighted-average annual rate of 8.69%; and

      . $154.3 million of notes payable to MeriStar Hospitality due 2004 bearing interest at 4.75%.

Some of our indirect subsidiaries have guaranteed the issuers' payment obligations under the senior unsecured notes on a senior unsecured basis. The issuers and the subsidiary guarantors have guaranteed our payment obligations under the senior subordinated notes on an unsecured, senior subordinated basis.

The indentures relating to all of the notes contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on:

      .     Incurring additional indebtedness and issuing capital stock;

      .     Declaring and paying dividends;

      .     Selling our assets;

      .     Conducting transactions with our affiliates; and

      .     Incurring liens.

Debt instruments we issue in future offerings will likely contain similar restrictive covenants.

We may be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

Although the terms of our debt instruments restrict our ability to incur additional indebtedness, our organizational documents do not limit the amount of indebtedness we may incur. If we add new debt to our current debt, the related risks we now face could intensify and increase the risk of default on our indebtedness.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

Some of our borrowings under our credit facility bear interest at a variable rate. In addition, in the future we may incur indebtedness bearing interest at a variable rate, or we may be required to retain our existing indebtedness at higher interest rates. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our other indebtedness.

Operating Risks

The recent economic slowdown and the September 11, 2001 terrorist attacks have adversely affected our REVPAR performance and, if it worsens or continues, these effects could be material.

We have experienced declines in revenue per available room, or RevPAR, as follows:

      . 16.1% decline during the third quarter of 2001, as compared to the comparable period of 2000;

      . 24.1% decline during the fourth quarter of 2001, as compared to the comparable period of 2000; and

      .     10.4% decline during full year 2001, as compared to full year 2000.

These declines are due to the economic slowdown that began in 2001, as well as the terrorist attacks of September 11, 2001. A sharper-than-anticipated decline in business and leisure travel was the primary cause of the declines, which were principally reflected in decreased occupancies. We expect that RevPAR in 2002 will decline approximately 2.5% compared to 2001. If the current economic slowdown worsens significantly or continues for a protracted period of time, the declines in occupancy could also lead to further declines in average daily room rates and could have a material adverse effect on our EBITDA, funds from operations and earnings.

The economic slowdown and the resulting declines in RevPAR began in March 2001. Those trends are currently continuing. The decline in occupancy during the second, third and fourth quarters of 2001 has led to declines in room rates as hotels compete more aggressively for guests.

If the hotel industry is negatively affected by one or more particular risks, our operating results could suffer.

Until January 1, 2001, we leased all but eight of our hotels to MeriStar Hotels. Each of those leases was a 12-year participating lease under which MeriStar Hotels was required to pay us a fixed base rent plus participating rent based on a percentage of revenues at the hotel. As a result of changes to the federal tax laws governing REITs, which became effective on January 1, 2001, MeriStar Hotels assigned those leases to our taxable REIT subsidiaries and those subsidiaries have entered into management agreements with MeriStar Hotels to manage our hotels. As a result of this new lease structure, we report operating revenues and expenses from the hotels subject to this new lease structure. Therefore, we are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include but are not limited to wage and benefit costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in increased unpredictability in our operating margins.

Various factors could adversely affect our hotel revenues, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

      .     changes in general and local economic conditions;

      .     cyclical overbuilding in the lodging industry;

      .     varying levels of demand for rooms and related services;

      . competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

      . dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;

      .     decreases in air travel;

      .     fluctuations in operating costs;

      . the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;

      . changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs; and

      .     changes in interest rates and the availability of credit.

In addition, demographic, geographic or other changes in one or more of the markets of our hotels could impact the convenience or desirability of the sites of some hotels, which would in turn affect their operations. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

Acts of terrorism, the threat of terrorism and the ongoing war against terrorism have impacted and will continue to impact our industry and our results of operations.

The terrorist attacks of September 11, 2001 have had a negative impact on our hotel operations in the third and fourth quarters causing lower than expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns, and concerns about travel safety. Major metropolitan area and airport hotels have been adversely affected by concerns about air travel safety and a significant overall decrease in the amount of air travel.

Prior to the September 11 terrorist attacks, RevPAR at our hotels for the third quarter was down 8.9% from the RevPAR for the same period in 2000 and occupancy was down 4.5%. For the remainder of September following the terrorist attacks, RevPAR was down 41.7% from the corresponding period in 2000 and occupancy was down 34.3%. During October, November and December 2001, RevPAR was down 25.6%, 24.1%, and 21.7% respectively, and occupancy was down 17.5%, 15.8% and 13.2%, respectively, from the same periods in 2000.

In addition, the September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Many countries are being subjected to losses or cancellations of insurance policies, or renewals of existing coverages but with extreme price increases. At our insurance policy renewals in mid-2002, we may be subject to restrictions as compared to our current coverage types or levels; price increases; or a combination of both restrictions and price increases.

The September 11 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents, threats and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters.

We and MeriStar Hospitality have significant operational and financing relationships with MeriStar Hotels, and MeriStar Hotels' operating or financial difficulties could adversely affect our hotels' operations or our financial position.

MeriStar Hotels manages all 112 of our hotels. As a result, we depend heavily on MeriStar Hotels' ability to provide efficient, effective management services to our hotels. Although we monitor the performance of our properties on an on-going basis, MeriStar Hotels is responsible for the day-to-day management of the properties. In addition to this operating relationship with MeriStar Hotels, we have a revolving credit agreement that allows MeriStar Hotels to borrow from us. That revolving credit agreement matures 91 days following the maturity of MeriStar Hotels' senior credit facility. The maturity date of MeriStar Hotels' senior credit facility is February 28, 2003. MeriStar Hotels has borrowed $36 million as of December 31, 2001 under their revolving credit agreement with us. MeriStar Hotels has incurred significant net losses of $(18.9) million and $(9.4) million for the years ended December 31, 2001 and 2000, respectively. If MeriStar Hotels were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels, and lead to lower operating results from our properties. In addition, if MeriStar Hotels was unable to repay its borrowings from us, we would experience a loss from the write-off of this asset.

The lodging business is seasonal.

Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Because of the September 11 events, our operating results for the 2001 third and fourth quarters were lower than expected. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. Events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel, may also adversely affect our earnings.

We may be adversely affected by the limitations in our franchise and licensing agreements.

As of December 31, 2001, approximately 88% of our hotels were operated pursuant to existing franchise or license agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with MeriStar Hotels, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee's ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a franchisee to incur significant expenses or capital expenditures. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

In connection with terminating or changing the franchise affiliation of a currently-owned hotel or a subsequently acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Unexpected capital expenditures could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates or accommodations price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. All of these factors could adversely affect our operations and the number of suitable business opportunities.

Costs of compliance with environmental laws could adversely affect our operating results.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate contaminated property, may adversely affect the owner's ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of the hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. Activities have been undertaken to close or remove storage tanks located on the property of several of the hotels.

All of our hotels have undergone Phase I environmental site assessments, which generally provide a nonintrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of and exposure to asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been or are in the process of being designed and implemented, or the asbestos-containing materials have been scheduled to be or have been abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition.

Aspects of our operations are subject to government regulation, and changes in that regulation may have significant effects on our business.

A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. MeriStar Hotels believes our hotels are substantially in compliance with these requirements or, in the case of liquor licenses, that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been and continue to be invested in ADA required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

We invest in a single industry.

Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

We have a high concentration of hotels in the upscale, full-service segment, which may increase our susceptibility to an economic downturn.

As a percentage of total rooms, we currently have 85% of our hotels in the upper-upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to a decrease in revenues, as compared to hotels in other segments that have lower room rates. This characteristic may result from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This could have a material adverse effect on our revenues and results of operations.

Corporate Structure Risks

We and MeriStar Hospitality have overlapping officers and directors with MeriStar Hotels.

MeriStar Hospitality shares five of the ten members of its board of directors and several senior executives with MeriStar Hotels. MeriStar Hospitality's and our relationship with MeriStar Hotels is governed by an intercompany agreement. That agreement restricts each party from taking advantage of business opportunities without first presenting those opportunities to the other party. We may have conflicting views with MeriStar Hotels on operation and management of our hotels, and with respect to lease arrangements, acquisitions and dispositions. Inherent potential conflicts of interest will be present in all of the numerous transactions among MeriStar Hotels and us.

We have restrictions on our business and on our future opportunities that could affect our business.

We and MeriStar Hospitality are a party to an intercompany agreement with MeriStar Hotels. So long as the agreement remains in effect, MeriStar Hotels is prohibited from making real property investments a REIT could make unless:

      . We are first given the opportunity, but elect not to pursue the investments;

      . The investment is on land already owned or leased by MeriStar Hotels or subject to a lease or purchase option in favor of MeriStar Hotels;

      . MeriStar Hotels will operate the property under a trade name owned by MeriStar Hotels; or

      . The investment is a minority investment made as part of a lease or management agreement.

The intercompany agreement generally grants MeriStar Hotels the right of first refusal with respect to any management opportunity at any of our properties we do not elect to have managed by a hotel brand owner. We and MeriStar Hospitality will make such an opportunity available to MeriStar Hotels only if MeriStar Hospitality determines that:

      . Consistent with MeriStar Hospitality's status as a real estate investment trust, it must enter into a management agreement with an unaffiliated third party with respect to the property;

      .     MeriStar Hotels is qualified to be the manager of that property; and

      . MeriStar Hospitality decides to have the property operated by the owner of a hospitality trade name under that trade name.

Because of the provisions of the intercompany agreement, we are restricted in the nature of our business and the opportunities we may pursue.

In addition, under the intercompany agreement, each party must cooperate with the other party to effect any securities issuance of the other party by assisting in the preparation of any registration statement or other document required in connection with the issuance.

We may have conflicts relating to sale of hotels subject to management agreements.

Our management agreements with MeriStar Hotels require us to pay a termination fee to MeriStar Hotels if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. We must pay this fee if we do not replace the hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of MeriStar Hotels' remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding termination. Our decision to sell a hotel may, therefore, have significantly different consequences for MeriStar Hotels and us.

We lack control over management and operations of the hotels.

We depend on the ability of MeriStar Hotels to operate and manage our hotels. In order for MeriStar Hospitality to maintain its REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with MeriStar Hotels could have a negative impact on our acquisitions.

Our relationship with MeriStar Hotels could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so knowing that we will rely primarily on MeriStar Hotels to manage the acquired properties. These persons may instead provide acquisition opportunities to hotel companies that will allow them to manage the properties following the sale. This could have a negative impact on our acquisition activities in the future.

There are potential conflicts of interest relating to our relationship with MeriStar Hotels.

The terms of the intercompany agreement were not negotiated on an arm's-length basis. Because the two companies share some of the same executive officers and directors, there is a potential conflict of interest with respect to the enforcement and termination of the intercompany agreement to our benefit and to the detriment of MeriStar Hotels, or to the benefit of MeriStar Hotels and to our detriment. Furthermore, because of the independent trading of the two companies, stockholders in each company may develop divergent interests which could lead to conflicts of interest. The divergence of interests could also reduce the anticipated benefits of our intercompany agreement with MeriStar Hotels.

Federal Income Tax Risks

Requirements imposed on us relating to MeriStar Hospitality's REIT status could cause us to operate in a manner that might be disadvantageous to noteholders.

We are the operating partnership through which MeriStar Hospitality holds its assets and conducts its operations. MeriStar Hospitality has operated and intends to continue to operate in a manner designed to permit it to qualify as a REIT for federal income tax purposes.

To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, MeriStar Hospitality normally will be required each year to distribute to its stockholders at least 90% of its REIT income, determined without regard to the deduction for dividends paid and by excluding net capital gain. MeriStar Hospitality will be subject to income tax on undistributed REIT income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions it pays with respect to any calendar year are less than the sum of:

      -     85% of its ordinary income for the calendar year;

      -     95% of its capital gain net income for that year; and

      -     100% of its undistributed income from prior years.

MeriStar Hospitality's income consists primarily of its share of our income and its cash flow consists primarily of its share of distributions made by us.

Our partnership agreement provides that we will not take, or refrain from taking, any action which, in the judgment of MeriStar Hospitality, as our general partner,

            (a) could adversely affect the ability of MeriStar Hospitality to continue to qualify as a REIT, unless MeriStar Hospitality otherwise ceases to qualify as a REIT, or

            (b) could subject MeriStar Hospitality to additional income or excise taxes applicable to REITs under the Internal Revenue Code unless such action or inaction has been specifically consented to by MeriStar Hospitality in writing. Our partnership agreement also provides that MeriStar Hospitality, as our general partner, shall use its best efforts to cause us to make sufficient distributions to enable MeriStar Hospitality to meet the distribution requirements described above and to avoid any federal income or excise tax liability, except to the extent that such distributions would contravene the terms of any notes or other debt obligations to which we are subject in conjunction with borrowed funds. Finally, our partnership agreement generally requires us to make pro rata distributions to all holders of common units, not just to MeriStar Hospitality. Thus, whenever distributions are made to MeriStar Hospitality in order to satisfy the foregoing requirements, equivalent distributions must be made to other partners holding common units.

These provisions of our partnership agreement could in the future cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would require us to borrow funds or to sell assets to fund the cost of these items. In addition, it is possible that differences in timing between the receipt of income and the payment of expenses in arriving at our taxable income or the taxable income of MeriStar Hospitality and the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could in the future require us to borrow funds on a short or long-term basis to enable MeriStar Hospitality to continue to qualify as a REIT and avoid federal income taxes and the 4% nondeductible excise tax. In these circumstances, we might need to borrow funds in order to avoid adverse tax consequences to MeriStar Hospitality even if we believe that the then prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of these tax considerations.

Distributions by us will be determined by MeriStar Hospitality, our general partner, and are dependent on a number of factors, including:

      -     the amount of cash available for distribution;

      -     our financial condition;

      -     our decision to reinvest funds rather than to distribute the funds;

      -     restrictions in our debt instruments;

      -     our capital expenditure requirements;

      - the annual distribution requirements under the real estate investment trust provisions of the Internal Revenue Code; and

      -     other factors as we deem relevant.

Although we intend to continue to make distributions so that MeriStar Hospitality may satisfy the annual distribution requirement to avoid corporate income taxation on the earnings that it in turn distributes, we may not be able to do so.

If we were subject to federal income taxation as a corporation, our ability to make payments on our borrowings could be substantially reduced.

We currently are classified as a partnership for federal income tax purposes. Although we are organized and operated with a view to maintaining that status, if the Internal Revenue Service were successfully to determine that we should properly be treated for federal income tax purposes as a corporation rather than as a partnership, we would be required to pay federal income tax at corporate tax rates on our taxable income. As described above, we generally expect to make distributions to our partners each year at least equal to the amount of our taxable income so that MeriStar Hospitality can make distributions to its stockholders sufficient to avoid federal income and excise taxes. To the extent we had made such distributions to our partners, we might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax. In addition to the direct impact on us, our treatment as a corporation for federal income tax purposes would also cause MeriStar Hospitality to cease to qualify as a REIT, which would have the possible results described below.

If MeriStar Hospitality fails to qualify as a REIT, it will be subject to federal income tax at corporate rates and its ability to satisfy its obligations as a guarantor of our borrowings might be impaired.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986 for which there are only limited judicial and administrative interpretations. In addition, there are not yet any judicial or administrative interpretations of the federal tax legislation enacted in 1999 with respect to our taxable REIT subsidiaries. The determination of various factual matters and circumstances not entirely within the control of MeriStar Hospitality may affect its ability to continue to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, such as MeriStar Hospitality does. Moreover, legislation, new regulations, administrative interpretations or court decisions might change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If MeriStar Hospitality fails to qualify as a REIT in any taxable year, it will not be allowed a deduction for distributions to its stockholders in computing its taxable income and it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at the applicable corporate rate. In addition, unless it was entitled to relief under statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This disqualification might reduce the funds available to MeriStar Hospitality to satisfy any obligations it might have as a guarantor of our borrowings because of the additional tax liability for the year or years involved. In addition, to the extent that distributions to stockholders would have been made in anticipation of MeriStar Hospitality qualifying as a REIT, it might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax, including assets held by us.

Other Risks

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell and John Emery. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations. In addition, Messrs. Whetsell and Emery are currently engaged, and in the future will continue to engage, in the management of MeriStar Hotels. Messrs. Whetsell and Emery may experience conflicts of interest in allocating management time, services and functions between MeriStar Hotels and us.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative thereof or other variations thereon or comparable terminology. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

      .     the current slowdown of the national economy;

      . economic conditions generally and the real estate market specifically;

      . the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;

      . legislative/regulatory changes, including changes to laws governing the taxation of REITs;

      .     availability of capital;

      .     interest rates;

      .     competition;

      . supply and demand for hotel rooms in our current and proposed market areas; and

      . changes in generally accepted accounting principles, policies and guidelines applicable to REITs.

These risks and uncertainties, along with the risk factors discussed above under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this supplemental information.

We undertake no obligation to update or revise publicly any forward-looking statement, whether as a result If new information, future events, or otherwise, other than as required by law.

ITEM 2. PROPERTIES

We and MeriStar Hospitality maintain our corporate headquarters in Washington, D.C. and own hotel properties throughout the United States and Canada. As of December 31, 2001, we owned 112 hotels. We lease land for thirteen of our hotels: Hilton Hotel - Washington, DC; Hilton Hotel - San Pedro, California; Jekyll Inn - Jekyll Island, Georgia; Hilton Hotel - Clearwater, Florida; Doral Forrestal - Princeton, New Jersey; Hilton Hartford - Hartford, Connecticut; Hotel Maison de Ville - New Orleans, Louisiana; Courtyard by Marriott Meadowlands - Secaucus, New Jersey; Wyndham Hotel Albuquerque - Albuquerque, New Mexico; Hilton Hotel Toledo -Toledo, Ohio; Wyndham Airport Hotel - San Jose, California; Courtyard by Marriott - Lake Buena Vista, Florida; and Radisson Hotel - Rochester, New York. We also lease part of the land for three of our hotels: Westin Morristown - Morristown, New Jersey; Doral Palm Springs - Palm Springs, California; and Westin Resort Key Largo - Key Largo, Florida. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities, and guest rooms and suites.

Our hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are designed to attract meeting, convention, and banquet/reception functions from groups and associations, upscale business and vacation travelers, and the local community.

The following table sets forth certain information with respect to the hotels for the year ended December 31, 2001:

                                                                           Guest
                Hotel                         Location                     Rooms
                -----                         --------                     -----

Sheraton Hotel......................    Mesa, AZ                            273
Crowne Plaza Hotel..................    Phoenix, AZ                         250
Embassy Suites......................    Tucson, AZ                          204
Courtyard by Marriott...............    Century City, CA                    134
Hilton Hotel........................    Irvine, CA                          289
Marriott Hotel......................    Los Angeles, CA                     469
Courtyard by Marriott...............    Marina Del Rey, CA                  276
Hilton Hotel........................    Monterey, CA                        204
Doral Palm Springs..................    Palm Springs, CA                    285
Hilton Hotel........................    Sacramento, CA                      331
Holiday Inn Select..................    San Diego, CA                       317
Sheraton Hotel......................    San Francisco, CA                   525
Crowne Plaza Hotel..................    San Jose, CA                        239
Wyndham Hotel.......................    San Jose, CA                        355
Hilton Hotel........................    San Pedro, CA                       226
Santa Barbara Inn...................    Santa Barbara, CA                    71
Holiday Inn.........................    Colorado Springs, CO                200
Sheraton Hotel......................    Colorado Springs, CO                500
Embassy Suites......................    Englewood, CO                       236
Hilton Hotel........................    Hartford, CT                        388
Ramada Hotel........................    Meriden, CT                         150
Ramada Hotel........................    Shelton, CT                         155
Doubletree Bradley Airport..........    Windsor Locks, CT                   200
Embassy Row Hilton Hotel............    Washington, DC                      193
Georgetown Inn......................    Washington, DC                       96
The Latham Hotel....................    Washington, DC                      143
South Seas Plantation...............    Captiva, FL                         579
Hilton Hotel........................    Clearwater, FL                      426
Ramada Hotel........................    Clearwater, FL                      289

Hilton Hotel........................    Cocoa Beach, FL                     296
Holiday Inn.........................    Ft. Lauderdale, FL                  240
Howard Johnson Resort...............    Key Largo, FL                       100
Westin Hotel........................    Key Largo, FL                       200
Courtyard by Marriott...............    Lake Buena Vista, FL                314
Sheraton Hotel......................    Lake Buena Vista, FL                489
Radisson Hotel......................    Marco Island, FL                    268
Holiday Inn.........................    Madeira Beach, FL                   149
Radisson Hotel......................    Orlando, FL                         742
Safety Harbor Resort and Spa........    Safety Harbor, FL                   193
Best Western Hotel..................    Sanibel Island, FL                   46
Sanibel Inn.........................    Sanibel Island, FL                   96
Seaside Inn.........................    Sanibel Island, FL                   32
Song of the Sea.....................    Sanibel Island, FL                   30
Sundial Beach Resort................    Sanibel Island, FL                  243
Doubletree Hotel....................    Tampa, FL                           496
Doubletree Guest Suites.............    Atlanta, GA                         155
Westin Atlanta Airport..............    Atlanta, GA                         495
Jekyll Inn..........................    Jekyll Island, GA                   262
Wyndham Hotel.......................    Marietta, GA                        218
Radisson Hotel......................    Arlington Heights, IL               247
Radisson Hotel & Suites.............    Chicago, IL                         350
Holiday Inn.........................    Rosemont, IL                        507
Radisson Hotel......................    Schaumburg, IL                      200
Doubletree Guest Suites.............    Indianapolis, IN                    137
Radisson Plaza......................    Lexington, KY                       367
Hilton Hotel........................    Louisville, KY                      321
Holiday Inn Select..................    Kenner, LA                          303
Hilton Hotel & Towers...............    Lafayette, LA                       327
Maison de Ville.....................    New Orleans, LA                      23
Radisson Hotel......................    Annapolis, MD                       219
Radisson Hotel......................    Baltimore, MD                       148
Sheraton Hotel......................    Columbia, MD                        287
Hilton Hotel........................    Detroit, MI                         151
Hilton Hotel........................    Grand Rapids, MI                    224
Holiday Inn Sports Complex..........    Kansas City, MO                     163
Sheraton Airport Plaza..............    Charlotte, NC                       222
Hilton Hotel........................    Durham, NC                          194
Courtyard by Marriott...............    Durham, NC                          146
Ramada Hotel........................    Mahwah, NJ                          139
Sheraton Hotel......................    Mahwah, NJ                          225
Westin Hotel........................    Morristown, NJ                      199
Four Points Hotel...................    Mt. Arlington, NJ                   124
Doral Forrestal.....................    Princeton, NJ                       290
Courtyard by Marriott...............    Secaucus, NJ                        165
Marriott Hotel......................    Somerset, NJ                        440
Doubletree Hotel....................    Albuquerque, NM                     295
Wyndham Hotel.......................    Albuquerque, NM                     276
Crowne Plaza Hotel..................    Las Vegas, NV                       201
St. Tropez Suites...................    Las Vegas, NV                       149
Radisson Hotel......................    Rochester, NY                       171
Radisson Hotel......................    Middleburg Heights, OH              237
Hilton Hotel........................    Toledo, OH                          213
Westin Hotel........................    Oklahoma City, OK                   395
Crowne Plaza Hotel..................    Lake Oswego, OR                     161
Sheraton Hotel......................    Frazer, PA                          198

Embassy Suites......................    Philadelphia, PA                    288
Holiday Inn Select..................    Trevose, PA                         215
Hilton Hotel........................    Arlington, TX                       309
Doubletree Hotel....................    Austin, TX                          350
Hilton & Towers.....................    Austin, TX                          320
Holiday Inn Select..................    Bedford, TX                         243
Radisson Hotel......................    Dallas, TX                          304
Renaissance Hotel...................    Dallas, TX                          289
Sheraton Hotel......................    Dallas, TX                          348
Hilton Hotel........................    Houston, TX                         291
Marriott Hotel......................    Houston, TX                         302
Hilton Hotel........................    Houston, TX                         295
Sheraton Hotel......................    Houston, TX                         382
Holiday Inn Select..................    Irving, TX                          409
Hilton Hotel........................    Midland, TX                         249
Hilton Hotel........................    Salt Lake City, UT                  287
Holiday Inn.........................    Alexandria, VA                      178
Radisson Hotel......................    Alexandria, VA                      253
Hilton Hotel........................    Arlington, VA                       209
Hilton Hotel........................    Arlington, VA                       386
Hilton Hotel........................    Bellevue, WA                        179
Crowne Plaza Hotel..................    Madison, WI                         226
Holiday Inn.........................    Madison, WI                         194
Holiday Inn.........................    Calgary, Alberta, Canada            170
Sheraton Hotel......................    Guildford, B.C., Canada             278
Holiday Inn.........................    Vancouver, B.C., Canada             100
Ramada Hotel........................    Vancouver, B.C., Canada             118
                                                                         -------
Total Rooms                                                              28,653
                                                                         ======

ITEM 3. LEGAL PROCEEDINGS

In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted any matters to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not an established public trading market for our OP units. The OP units, however, are redeemable at the option of holder for a like number of shares of common stock MeriStar Hospitality, or, at the option of MeriStar Hospitality for the cash equivalent thereof. The following information is provided regarding the common stock of MeriStar Hospitality. MeriStar Hospitality common stock is listed on the New York Stock Exchange under the symbol "MHX." The following table sets forth for the periods indicated the high and low closing sale prices for our common stock on the NYSE.


                                                                   Price
                                                                   -----
                                                              High        Low
                                                              ----        ---

2002:
      First Quarter (through March 25, 2002)                 $17.99     $13.75
2001:
      Fourth Quarter (ended December 31, 2001)                14.22       9.24
      Third Quarter (ended September 30, 2001)                23.30       8.65
      Second Quarter (ended June 30, 2001)                    23.75      18.50
      First Quarter (ended March 31, 2001)                    22.00      19.08
2000:
      Fourth Quarter (ended December 31, 2000)                20.63      18.38
      Third Quarter (ended September 30, 2000)                22.81      20.25
      Second Quarter (ended June 30, 2000)                    21.02      17.63
      First Quarter (ended March 31, 2000)                    17.44      15.06

The last reported sale price of MeriStar Hospitality's common stock on the NYSE on March 25, 2002 was $17.99. As of March 25, 2002, there were approximately 610 holders of record of MeriStar Hospitality's common stock.

On December 17, 2001, MeriStar Hospitality declared a dividend of $0.01 per share relating to the fourth quarter of 2001. That dividend was paid on January 31, 2002 to stockholders of record as of December 28, 2001.

MeriStar Hospitality intends to make regular quarterly distributions to their stockholders. Based on the current outlook, they expect to retain their quarterly dividend at $0.01 per share for the first and second quarters of 2002 (expected to be paid in the second and third quarters of 2002). Any future distributions will be at the discretion of their Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as their Board of Directors deems relevant. Also, the indentures related to MeriStar Hospitality's senior unsecured notes, senior subordinated notes and convertible notes contain limitations on their ability to declare and pay dividends. Therefore, MeriStar Hospitality cannot provide assurance that any such distributions will be made in the future.

In order to maintain MeriStar Hospitality's qualification as a REIT, they were required to make annual distributions to their stockholders of at least 90% of their taxable income (excluding net capital gains). Under certain circumstances, they may be required to make distributions in excess of cash available for distribution in order to meet these distribution requirements. In that event, they would seek to borrow the amount to obtain the cash necessary to make distributions to retain their qualification as a REIT for Federal income tax purposes. The distributions made for 2001 were 59% return of capital and 41% ordinary income.

Recent Sales of Unregistered Securities

On January 7, 1999, we privately issued 65,875 common OP Units as part of the purchase of the Holiday Inn Madison, Wisconsin.

On March 29, 2000, we issued 462,500 Profits-Only OP Units, or POPs, to certain of our employees pursuant to our POPs Plan.

On April 16, 2001, we issued 350,000 POPs to certain of our employees pursuant to our POPs Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data. We have extracted the selected operating results and balance sheet data from our consolidated financial statements for each of the periods presented. The following information should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                    2001          2000          1999          1998          1997
                                                                    ----          ----          ----          ----          ----
                                                                 (amounts in thousands, except per share amounts and operating data)
Total revenues ................................................. $1,084,888    $  400,685    $  374,820    $  522,031    $  292,554
Net operating income ...........................................     81,656       230,340       218,299       135,910        58,537
Interest expense, net ..........................................    122,376       117,524       100,387        50,492        20,968
Income (loss) before gain (loss) on sale of assets, and
    extraordinary gain (loss) ..................................    (39,628)      111,197       116,207        86,304        21,290
Gain (loss) on sale of assets, net of tax (A) ..................     (2,137)        3,439          --            --            --
Extraordinary gain (loss), net of tax (B) ......................     (2,720)        3,400        (4,551)       (1,238)       (4,092)
Net income (loss) .............................................. $  (44,485)   $  118,036    $  111,656    $   85,066    $   17,198
Net income applicable to common unit holders ................... $  (45,050)   $  117,471    $  111,091    $   84,416    $   17,198

Basic earnings per OP unit before extraordinary gain (loss) .... $    (0.89)   $     2.25    $     2.22    $     2.38    $     1.29
Diluted earnings per OP unit before extraordinary gain (loss) .. $    (0.89)   $     2.18    $     2.15    $     2.25    $     1.27
Distributions per common OP unit (C) ........................... $    1.525    $     2.02    $     2.02    $     0.82          --
Number of OP units outstanding (D) .............................     49,033        48,851        52,193        51,460        26,763

Other Financial Data:
EBITDA (E) ..................................................... $  198,055    $  341,028    $  320,094    $  194,752    $   78,891
Net cash provided by operating activities ......................    150,135       224,088       228,329       186,891        55,417
Net cash used in investing activities ..........................    (68,890)      (14,286)     (187,952)     (785,505)     (579,758)
Net cash (used in) provided by financing activities ............    (58,350)     (212,173)      (41,948)      520,457       584,220
Balance Sheet Data:
Investments in hotel properties, gross ......................... $3,183,677    $3,193,730    $3,118,723    $2,957,543    $  950,052
Total assets ...................................................  3,004,586     3,006,500     3,086,096     2,989,609     1,042,223
Long-term debt .................................................  1,700,134     1,638,319     1,676,771     1,602,352       491,790
Redeemable units ...............................................     67,147        88,545        81,401        89,435        66,847
Partners' Capital ..............................................  1,045,055     1,142,772     1,203,518     1,170,220       396,838

Operating Data:
Owned Hotels and Properties:
    Number of hotels (D) .......................................        112           114           116           117            47
    Number of guest rooms (D) ..................................     28,653        29,090        29,348        29,351        12,019
    Total revenues (in thousands) .............................. $1,084,888    $  400,685    $  374,820    $  522,031    $  292,554
    Average occupancy (F) ......................................       66.0%         72.2%         71.6%         71.5%         72.0%
    ADR (G) .................................................... $   105.04    $   107.60    $   101.14    $    95.00    $    86.87
    RevPAR (H) ................................................. $    69.37    $    77.71    $    72.44    $    67.90    $    62.55

      (A) During 2001, we sold two hotels and realized a loss on sales of the assets. During 2000, we sold three limited service hotels and realized a gain on sales of the assets.

      (B) In accordance with generally accepted accounting principles, we have recorded the following transactions as extraordinary items:


                  . During 1997, 1998, and 1999 we refinanced some loan facilities. The write-offs of deferred costs associated with these facilities were extraordinary.

                  . During 2000, we repurchased some of our notes payable to MeriStar Hospitality at a discount.

                        That gain on the repurchase was recorded as extraordinary.

                  . During 2001, we repaid term loans under the credit facility. The write-off of deferred financing costs associated with this facility was recorded as extraordinary.

      (C) No distribution or dividends were declared prior to August 3, 1998, the date of the merger between American General and CapStar.

      (D) As of December 31 for the periods presented.

      (E) EBITDA represents earnings before interest expense, income taxes, depreciation and amortization. Management believes that EBITDA is a useful measure of operating performance because (i) it is industry practice to evaluate hotel properties based on operating income before interest, depreciation and amortization and minority interests of common and preferred OP Unit holders, which is generally equivalent to EBITDA, and
      (ii) EBITDA is unaffected by the debt and equity structure of the entity. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles, or GAAP, is not necessarily indicative of cash available to fund all cash flow needs, should not be considered as an alternative to net income under GAAP for purposes of evaluating our results of operations, and may not be comparable to other similarly titled measures used by other companies.

      (F) Represents total number of rooms occupied by hotel guests on a paid basis divided by total available rooms.

      (G) Represents total room revenue divided by total number of rooms occupied by hotel guests on a paid basis.

      (H) Represents total room revenue divided by total available rooms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2001, we owned 112 hotels, with 28,653 rooms, all of which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and when American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is the general partner and owns a one percent interest in us as of December 31, 2001. The limited partners are as follows:

      . MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of December 31, 2001; and

      . various third parties, which owned an aggregate interest of nine percent at December 31, 2001.

Partners' capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 482,533 and 484,581 common OP units as of December 31, 2001 and 2000, respectively. MeriStar LP, Inc. held 44,041,614 and 43,918,443 common OP units as of December 31, 2001 and 2000, respectively. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner's capital and classified as Redeemable OP units and are recorded at redemption value. At December 31, 2001 and 2000, there were 4,508,855 and 4,448,268 redeemable units outstanding, respectively.

Prior to January 1, 2001, in order for MeriStar Hospitality to maintain its tax status as a REIT, we were not permitted to participate in the operations of our hotel properties. To comply with this requirement through December 31, 2000, all of our properties were subject to leases involving two third-party lessees, MeriStar Hotels and Prime Hospitality Corporation.

On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits REITs to create taxable subsidiaries that are subject to taxation similar to subchapter C Corporations. We have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

      . Managing the properties they lease (our taxable subsidiaries must enter into an "arm's length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners);

      .     Leasing a property that contains gambling operations; or

      .     Owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases from MeriStar Hotels to our taxable subsidiaries and the execution of the new management agreements (as described below), we gained the economic risks and rewards usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The assignment of the leases from MeriStar Hotels to our taxable subsidiaries did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue. MeriStar Hotels can also earn incentive management fees, based on meeting performance thresholds, of up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime Hospitality. These hotels are managed by MeriStar Hotels. The management agreements with MeriStar Hotels are identical to the other management agreements between MeriStar Hotels and us except that the term on four of the agreements is one year with additional one-year renewal periods.

The terrorist attacks of September 11, 2001 have had a severely negative impact on our hotel operations in the third and fourth quarter, causing lower-than-expected performance in an already slowing economy. The events of September 11 have caused a significant decrease in our hotels' occupancy and average daily rate due to disruptions in business and leisure travel patterns. Our major metropolitan area and airport hotels have been particularly affected due to concerns about air travel safety and a significant overall decrease in the amount of air travel.

In response to the decline in operations following the terrorist attacks, we have worked with MeriStar Hotels to aggressively review and reduce our hotels' cost structure. We have implemented numerous cost-cutting strategies, including the following items:

      . reducing overall staffing, and reducing hours for remaining hourly staff,

      .     instituting hiring and wage freezes for all properties,

      . revising operating procedures to gain greater efficiencies and/or reduce costs,

      .     closing underutilized or duplicative facilities and outlets,

      . creating revised minimum staffing guides for each department in our hotels; and

      . reducing capital expenditures to focus primarily on life-safety requirements, and deferring or terminating discretionary capital outlays.

The September 11, 2001 terrorist attacks were unprecedented in scope, and in their immediate, dramatic impact on travel patterns. We have not previously experienced such events, and it is currently not possible to accurately predict if and when travel patterns will be restored to pre-September 11 levels. While we have had improvements in our operating levels from the period immediately following the attacks, we believe the uncertainty associated with subsequent incidents and the possibility of future attacks will continue to hamper business and leisure travel patterns for the next several quarters. In addition, the September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Many companies are being subject to losses or cancellations of insurance polices, or renewals of existing coverage but with extreme price increases. At our insurance policy renewals in mid-2002, we may be subject to restrictions as compared to our current coverages, price increases, or a combination of both restrictions and increases.

On May 9, 2001, we and MeriStar Hospitality entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, the SEC declared the S-4 registration statement filed by Felcor effective. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We incurred $5.8 million of costs related to this merger through December 31, 2001 and these costs have been expensed in our statement of operations.

During the third quarter of 2001, we incurred a restructuring charge in connection with personnel changes primarily as a result of the termination of our merger agreement with FelCor. This restructuring is expected to reduce our annualized corporate overhead expenditures by approximately 7.3%, or $0.8 million. The restructuring included eliminating corporate staff positions and office space no longer needed under the new structure.

Critical Accounting Policies

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

Our critical accounting policies are as follows:

      .     Impairment of long-lived assets;

      .     Estimating certain accrued liabilities; and

      . Determining the impact of future interest rate changes on our statement of operations.

Impairment of long-lived assets

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $43.6 million of impairment losses. We did not recognize any impairment losses in 2000 or 1999.

We review long-lived assets for impairment when one or more of the following events have occurred:

      a. Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

      b. The unplanned departure of an executive officer or other key personnel which could adversely affect our ability to maintain our competitive position and manage future growth.

      c. A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our long-lived assets.

      d. Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the national economy and improvements in demand for lodging; if actual conditions differ from those in our assumptions, the actual results of each asset's actual future operations could be significantly different from the estimated results we used in our analysis. Our operating results are also subject to the risks set forth under "Risk Factors-Operating Risks."

Estimating certain accrued liabilities

Estimates for certain accruals such as real and personal property taxes could have a material effect on our financial statements. Currently, we estimate real and personal property taxes based on a combination of preliminary estimates from state and local jurisdictions and historical information. The assessed values of these properties could change significantly from the values or rates we use in our estimates. Property tax assessments are subject to periodic and often lengthy appeals. For example, in instances where a jurisdiction increases our assessed value, we frequently appeal that assessment. Similarly, when hotel operations decline, we may appeal an assessment as too high if it is based on past operating results. These appeals of assessed values are subject to a potentially wide range of outcomes. As a result of the economic slowdown and events of September 11, 2001, we have filed a number of appeals for lower assessments. As of December 31, 2001, we had ongoing appeals in several jurisdictions with respect to more than 20 properties. We accrue for these liabilities based on our judgment of the most reasonably likely outcome of the appeals. If we were unsuccessful in all of our current appeals, we would have to recognize approximately $2 million of additional expense. We cannot predict with certainty the outcome of these appeals, or their effect on our accruals for such items. Also, actual property tax expense could vary greatly from our estimates used for the current property tax accrual based on a change in the assessed value, a change in the tax rate, and/or a different outcome of the appeals process than we currently expect.

Determining impact of future interest rate changes on our statement of operations

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. FAS No. 137 and No. 138 amended certain provisions of FAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of December 31, 2001, we had three swap agreements with notional amounts totaling $300 million. A portion of these swap agreements ($148.6 million) provide cash flow hedges on our floating London Interbank Offered Rate or LIBOR rate debt payments. The remaining swap agreements ($151.4 million) have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. For our swap agreements that provide hedges against future cash flows, the related change in fair value is recorded as unrealized gains or losses in our partners' capital as a component of accumulated other comprehensive income. For the portion of our swaps that were redesignated to non-hedging derivatives, the related change in fair value is recorded as realized gains or losses in our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. For more information regarding our interest rate hedging activities, see "Quantitative and Qualitative Disclosures About Market Risk."

Financial Condition

December 31, 2001 compared with December 31, 2000

Our total assets decreased by $1.9 million to $3,004.6 million at December 31, 2001 from $3,006.5 million at December 31, 2000 primarily due to:

      .     the decrease of $13.3 million in due from MeriStar Hotels;

      . the sale of two hotels and the use of the $9.7 million in proceeds to pay down debt; and

      .     depreciation on hotel assets; partially offset by

      .     the note receivable from MeriStar Hotels for $36 million,

      .     capital expenditures of $44.5 million at the hotels, and

      . the increase in operating assets of $62.5 million related to the assignment of the hotel leases with MeriStar Hotels to our taxable subsidiaries.

Total liabilities increased by $117.2 million to $1,889.7 million at December 31, 2001 from $1,772.5 million at December 31, 2000 due mainly to:

      .     net borrowings of long-term debt of $61.8 million;

      . a $16.6 million increase in accrued interest due to the issuance of $500 million aggregate principal amount of senior secured notes sold in January 2001;

      . the adoption of FAS No. 133 and the related recording of a $12.1 million liability for our derivative instruments; and

      . the increase in operating liabilities of $65.7 million related to the assignment of the hotel leases with MeriStar Hotels to our taxable subsidiaries; partially offset by

      . a decrease of $23.5 million in distributions payable due to a lower fourth quarter dividend in 2001 (the fourth quarter dividend was $0.01 per share in 2001 and $0.505 per share in 2000).

Long-term debt increased by $61.8 million to $1,700.1 million at December 31, 2001 from $1,638.3 million at December 31, 2000 due primarily to:

      .     $500 million in senior unsecured notes issued in January,

      . $250 million in senior unsecured notes issued in December; partially offset by

      . $674 million of net repayments of our revolving credit facility using proceeds of the senior unsecured notes borrowings and cash generated by operations.

Redeemable OP units at redemption value decreased $21.5 million due primarily to the $24.1 million reduction of capital allocated to redeemable OP unitholders as a result of decreases in MeriStar Hospitality's stock price.

Partners' capital decreased $97.7 million to $1,045.1 at December 31, 2001 from $1,142.8 million at December 31, 2000 due primarily to:

      .     $74.9 million of distributions,

      . $6.4 million increase in accumulated other comprehensive loss due mainly to the adoption of FAS No. 133, and

      .     $44.5 million of net loss for 2001; partially offset by

      . $24.1 million increase in capital allocated from redeemable OP unitholders as a result of decreases in MeriStar Hospitality's stock price, and

      . the issuance of additional common limited partnership units to MeriStar Hospitality.

Results of Operations

Year ended December 31, 2001 compared with the year ended December 31, 2000

Until January 1, 2001, MeriStar Hotels leased substantially all of our hotels from us. Under the leases, MeriStar Hotels assumed all of the operating risks and rewards of these hotels and paid us a percentage of each hotel's revenue under the lease agreements. Therefore, for financial statement purposes through December 31, 2000, MeriStar Hotels recorded all of the operating revenues and expenses of the hotels in its statements of operations, and we recorded lease revenue earned under the lease agreements in our statement of operations. Effective January 1, 2001, MeriStar Hotels assigned the hotel leases to our newly created, wholly-owned, taxable REIT subsidiaries, and our taxable REIT subsidiaries entered into management agreements with MeriStar Hotels to manage the hotels. As a result of this change, our wholly-owned taxable REIT subsidiaries have assumed the operating risks and rewards of the hotels and now pay MeriStar Hotels a management fee to manage the hotels for us. For consolidated financial statement purposes, effective January 1, 2001, we now record all of the revenues and expenses of the hotels in our statements of operations, including the management fee paid to MeriStar Hotels.

Our total revenues and total operating expenses increased $684.2 million and $832.9 million, respectively, for the year ended December 31, 2001 as compared to the same period in 2000. As described in the preceding paragraph, the significant increases primarily result from the fact that we now record the hotel operating revenue and expenses in our consolidated financial statements effective January 1, 2001, while we only recorded lease revenue in 2000. As a result, our operating results for the year ended December 31, 2001 are not directly comparable to the same period in 2000.

For comparative purposes, the following shows the results for the year ended December 31, 2000 on a pro forma basis assuming the leases with MeriStar Hotels were converted to management contracts on January 1, 2000, compared to actual results for the year ended December 31, 2001 (in thousands):

                                                        2001            2000
                                                     ----------      ----------
Revenue                                              $1,084,888      $1,197,089
Total expenses                                        1,125,608       1,084,273
Minority interest                                           (48)             (3)
Taxes                                                    (1,044)          1,797
Net income (loss) before gain (loss) on
  sale of assets and extraordinary items                (39,628)        111,022
Net income (loss)                                       (44,485)        114,422
Recurring EBITDA                                     $  268,020      $  242,287

The following table provides our hotels' operating statistics on a same-store basis for the years ended December 31, 2001 and 2000.

                                               2001          2000        Change
                                             -------       -------       ------
Revenue per available room                   $ 69.37       $ 77.46       (10.4)%
Average daily rate                           $105.04       $107.69        (2.5)%
Occupancy                                       66.0%         71.9%       (8.2)%

Overall, disruptions in business and leisure travel patterns and travel safety concerns due to the terrorist attacks on September 11, 2001, coupled with the slowing United States economy, had a major negative effect on our hotels during the second half of 2001. The events have been marked by a sharp reduction in business and leisure travel. This contributed to the 10.4% reduction in revenue per available room and the 8.2% reduction in occupancy for 2001 compared to the 2000. These reductions became more pronounced during the third and fourth quarters of 2001.

Total revenue decreased $112.2 million to $1,084.9 million in 2001 from $1,197.1 million in 2000 due primarily to:

      . $75.9 million decrease in room revenue related to the decrease in occupancy,

      . $21.4 million decrease in food and beverage revenue due to the decrease in occupancy, and

      . $10.2 million decrease in lease revenue due to a smaller number of leased hotels compared to 2000.

Total expenses increased $41.3 million to $1,125.6 million for 2001 from $1,084.3 million in 2000 due primarily to:

      . $9.3 million payment to terminate $300 million on interest rate swaps in conjunction with the sale of $500 million of senior unsecured notes and the repayment of related term loans,

      . $6.7 million charge to recognize the effect of interest rate swaps that were converted to non-hedging derivatives upon the repayment of portions of our senior secured credit facility in December 2001 in conjunction with the sale of $250 million of senior unsecured notes,

      . $43.6 million loss on asset impairment related to the write-down of certain hotel assets. These write-downs resulted from the negative impact of changes in the economic climate on the value of our assets,

      .     $2.1 million charge to write-off our investment in STS Hotel Net,

      . $5.8 million in costs related to our terminated merger with FelCor Lodging Trust,

      . $1.3 million in costs to terminate leases with Prime Hospitality Corporation,

      . $1.1 million charge due to a restructuring at corporate headquarters,

      .     $5.7 million increase in depreciation on hotel assets, and

      . $3.3 million increase in property operating costs due primarily to a $2.2 million increase in energy costs; partially offset by

      .     $13.9 million decrease in room expenses due to lower occupancy, and

      . $15.5 million decrease in food and beverage expenses due to lower occupancy.

In 2001, we repaid our term loans under our revolving credit agreement which resulted in an extraordinary loss of $1.6 million (net of tax) from the write-off of deferred financing costs related to those term loans.

In December 2001 we amended the terms of our senior credit agreement. We incurred $4.4 million of costs related to the amended agreement of which $3.2 million represents deferred financing costs and $1.1 million (net of tax) resulted in an extraordinary loss.

Year ended December 31, 2000 compared with the year ended December 31, 1999

Until January 1, 2001, substantially all of our hotels were leased to and operated by MeriStar Hotels. Participating lease revenue represents lease payments from the lessees pursuant to the participating lease agreements. Total revenue increased by $25.9 million to $400.7 million in 2000 compared to $374.8 million in 1999. This increase was primarily attributable to an increase of $23.7 million in participating lease revenue resulting from an increase in room revenue at our hotels under lease. The following table provides our hotels' operating statistics on a same-store basis for the year:

                                              2000           1999         Change
                                            -------        -------        ------
Revenue per available room                  $ 77.71        $ 73.51         5.71%
Average daily rate                          $107.60        $101.92         5.57%
Occupancy                                      72.2%          72.1%        0.14%

Operating expenses increased to $170.3 million for the year ended December 31, 2001 from $156.5 million for the same period in 1999 due primarily to:

      .     an increase in depreciation on hotel assets, and

      . an increase in administrative costs, as we added personnel during 2000 to address the operating changes associated with RMA, and

      .     insurance costs.

Net interest expense increased $17.1 million to $117.5 million for the year ended December 31, 2000, from $100.4 million in 1999 due mainly to:

      . lower capitalized interest due to a decrease in qualifying capital expenditures in 2000,

      . an increase in variable interest rates during 2000 and higher interest rates on swap arrangements executed in 2000; partially offset by

      .     a lower average debt balance during 2000.

In 2000, we repurchased $18.2 million of our notes payable to MeriStar Hospitality at a discount. This resulted in an extraordinary gain of $3.4 million (net of tax effect).

In 2000, we sold three limited-service hotels and received $24.1 million. This resulted in a gain on sale of assets of $3.5 million ($3.4 million, net of tax).

Liquidity and Capital Resources

Sources of Cash

We generated $150.1 million of cash from operations during 2001. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt offerings. We expect to fund our continuing operations through cash generated by our hotels. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units.

Factors that may influence our liquidity include:

      . Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, "Risk Factors--Our results of operations are dependent on revenues generated by our hotels, which are subject to a number of risks related to the lodging industry, and our current operating structure (which became effective as of January 1, 2001) has significantly increased our exposure to those risks";

      . Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption "Risk Factors--Financing Risks"; and

      . The other factors described under the caption, "Special Note Regarding Forward-Looking Statements."

Additionally, MeriStar Hospitality must distribute to stockholders at least 90% of its taxable income, excluding net capital gains to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. We expect to fund such distributions through cash generated from operations and borrowings on our credit agreement. In light of the dramatic business declines since the September 11, 2001 terrorist attacks, we expect our taxable income to decrease significantly in 2002. Any future distributions will be at the discretion of MeriStar Hospitality's Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs and such other factors as the Board of Directors deems relevant. We cannot provide assurance that any such distributions will be made in the future.

Uses of Cash

We used $68.9 million of cash in investing activities during 2001 primarily for:

      .     the $36.0 million note receivable with MeriStar Hotels; and

      . $44.5 million of capital expenditures at hotels. These items were partially offset by:

      .     $3.3 million of hotel operating cash received on lease conversions;
            and

      .     $9.7 million of proceeds from selling two hotels.

We used $58.4 million of cash in financing activities during 2001 primarily for:

      .     $97.5 million of payments of distributions, and

      . $19.0 million from additional deferred financing costs related to issuing the $500 million and $250 million of senior unsecured notes. These items were partially offset by:

      .     $61.8 million of net borrowings of long-term debt.

Long-Term Debt

In January 2001, we issued $500 million aggregate principal amount of senior unsecured notes. These senior unsecured notes are structured as:

      .     $300 million of 9.0% notes maturing in 2008, and

      .     $200 million of 9.13% notes maturing in 2011.

We used the proceeds from these notes to repay outstanding debt under our revolving credit agreement and to make payments of $9.3 million to terminate certain swap agreements that hedged variable rates on loans that we repaid. The repayments of our term loans under our credit facility resulted in an extraordinary loss of $1.2 million (net of tax) from the write-off of deferred financing costs related to these term loans.

In December 2001, we issued $250 million aggregate principal amount of senior unsecured notes. These notes have a 10.5% interest rate and mature in June 2009. We used the net proceeds to repay outstanding debt under our term loans and revolving credit agreement. The repayments of our term loans under our credit agreement resulted in an extraordinary loss of $1.5 million (net of tax) from the write-off of deferred financing costs related to those term loans.

In February 2002, we issued $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195.0 million of the outstanding balance under our revolving credit agreement.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to $150 million.

Minimum payments due under our debt obligations as of December 31
(in thousands):

2002................................................................  $   15,543
2003................................................................     232,589
2004................................................................     171,168
2005................................................................       9,265
2006................................................................      10,006
Thereafter..........................................................   1,261,563
                                                                      ----------

                                                                      $1,700,134
                                                                      ==========

As of February 15, 2002, we had $67.0 million of debt outstanding under our senior secured credit agreement. The weighted average interest rate on borrowings outstanding under the senior secured credit agreement as of February 15, 2002 was 5.9%.

Our senior credit agreement requires us to meet or exceed certain financial performance ratios at the end of each quarter. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. On October 24, 2001, however, we finalized a temporary waiver on all affected financial covenants with our senior bank group and engaged in discussions to amend our senior credit agreement further. This waiver to the credit agreement allowed these financial covenants to be waived for the period beginning September 30, 2001 and ending February 28, 2002. In December 2001 we amended our senior credit agreement. This amendment relaxed our financial covenants and allows us to extend the maturity date on our credit facility from July 2002 to July 2003. We incurred $4.4 million of costs related to the amendment.

Capital Resources

We must make ongoing capital expenditures in order to keep our hotels competitive in their markets. We expect a combination of internally generated cash and external borrowings to provide capital for renovation work. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% of hotel revenues annually for ongoing capital expenditure programs. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. For the year ended December 31, 2001, we spent $45.8 million on renovation and ongoing property capital expenditure programs. We intend to spend approximately $40 million during 2002 for our ongoing capital expenditure programs. In response to the decline in our operations following the September 11, 2001 terrorist attacks, we have significantly curtailed our capital expenditure programs. We have taken the following steps:

      . re-prioritized all capital expenditures to focus nearly exclusively on life-safety requirements;

      . deferred or canceled all discretionary capital expenditures that did not cause us to incur a substantial penalty; and

      . reviewed our estimated 2002 capital requirements in light of the revised business levels we are currently experiencing.

We will continue to monitor our capital requirements as compared to business levels, and will revise expenditures as necessary.

We believe cash generated by operations, together with anticipated borrowing capacity under our senior credit agreements, will be sufficient to fund our existing working capital requirements, ongoing capital expenditures, and debt service requirements. We believe, however, that our future capital decisions will also be made in response to specific acquisition and/or investment opportunities, depending on conditions in the capital and/or other financial markets.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters, although the disruptions caused by the September 11, 2001 attacks and their aftermath may cause disruptions to this pattern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. Our policy is to manage interest rates through the use of a combination of fixed and variable rate debt. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow at a combination of fixed and variable rates, and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. We have no cash flow exposure due to general interest rate changes for our fixed long-term debt obligations.

The table below presents, as of December 31, 2001, the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                 Long-term Debt
                                 --------------

                                          Average       Variable      Average
Expected Maturity        Fixed Rate    Interest Rate      Rate     Interest Rate
-----------------        ----------    -------------      ----     -------------
2002                        $15,543         8.6%        $     --        N/A
2003                          8,589         8.2%         224,000        6.5%
2004                        171,168         5.1%              --        N/A
2005                          9,265         8.1%              --        N/A
2006                         10,006         8.1%              --        N/A
Thereafter                1,261,563         9.0%              --        N/A
                         ----------         ----        --------        ---

Total                    $1,476,134         8.5%        $224,000        6.5%
                         ==========         ====        ========        ===

Fair Value at 12/31/01   $1,401,073                     $224,000
                         ==========                     ========

Upon the issuance of our $250 million aggregate principal amount of senior unsecured notes in December 2001, we reduced the term loans and our revolver under our senior secured credit agreement by an aggregate amount of $245 million. At that time, we converted three swap agreements to non-hedging derivatives. These swap agreements had notional principal amounts of approximately $151.4 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $6.7 million loss related to this swap conversion.

Upon the issuance of our $500 million aggregate principal amount of senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit agreement by $300 million. At that time, we terminated three swap agreements with a notional amount of $300 million. These swap agreements were originally designated to hedge variable rate term loans that were repaid. We made net payments totaling $9.3 million to our counter parties to terminate these swap agreements, and recognized a $9.3 million loss related to those terminated swaps.

As of December 31, 2001, we had three swap agreements with notional principal amounts totaling $300 million. A portion of these swap agreements ($148.6 million) provide hedges against the impact future interest rates have on our floating London Interbank Offered Rate, or LIBOR rate, debt instruments. The remaining portion of the swap agreements ($151.4 million) has been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.38%. The swap agreements expire between December 2002 and July 2003. For the years ended December 31, 2001 and 2000, we have
(made)/received net payments of approximately $(6,285) and $3,081, respectively.

In anticipation of the August 1999 completion of our mortgage-backed secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment to us of $5.1 million. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

As of December 31, 2001, after consideration of the hedge agreements described above, 95.6% of our debt was fixed and our overall weighted average interest rate was 8.49%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the years ended December 31, 2001, 2000 and 1999. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the years ended December 31, 2001, 2000 and 1999. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Explanatory Note:

This annual report of Form 10-K is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP, and by MeriStar Hospitality Finance Corp, or MeriStar Finance. No separate financial or other information of MeriStar Finance is material to holders of the securities of MHOP or MeriStar Finance, since as of December 31, 2001, MeriStar Finance had no operations, no employees, only nominal assets and no liabilities other than its obligations under the indenture governing its senior unsecured notes issued in January 2001 and for related financing costs.

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

                MeriStar Hospitality Operating Partnership, L.P.

Independent Auditors' Report..................................................................................  35
Consolidated Balance Sheets as of December 31, 2001 and 2000..................................................  36
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999....................  37
Consolidated Statements of Partners' Capital for the years ended December 31, 2001, 2000 and 1999.............  39
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999....................  40
Notes to the Consolidated Financial Statements................................................................  41
Schedule III - Real Estate and Accumulated Depreciation.......................................................  60

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Partners
MeriStar Hospitality Operating Partnership, L.P.:

We have audited the accompanying consolidated balance sheets of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries (the Partnership) as of December 31, 2001 and 2000 and the related consolidated statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule of real estate and accumulated depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Operating Partnership and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    KPMG LLP

Washington, D.C.
March 20, 2002

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(in thousands, except per unit amounts)

                                                                                    2001              2000
                                                                                    ----              ----
ASSETS
Investments in hotel properties                                                 $ 3,183,677       $ 3,193,730
Accumulated depreciation                                                           (397,380)         (287,229)
                                                                                -----------       -----------
                                                                                  2,786,297         2,906,501
Cash and cash equivalents                                                            23,441               242
Accounts receivable, net of allowance for doubtful accounts of $973 and $0           47,178             2,833
Prepaid expenses and other                                                           18,306             2,767
Note receivable from MeriStar Hotels                                                 36,000                --
Due from MeriStar Hotels                                                              8,877            22,221
Investments in and advances to affiliates                                            41,714            42,196
Restricted cash                                                                      21,304            19,918
Intangible assets, net of accumulated amortization of 5,832 and $5,575               21,469             9,822
                                                                                -----------       -----------

                                                                                $ 3,004,586       $ 3,006,500
                                                                                ===========       ===========

LIABILITIES AND PARTNERS' CAPITAL
Accounts payable, accrued expenses and other liabilities                        $   123,972       $    72,197
Accrued interest                                                                     45,009            28,365
Income taxes payable                                                                    310               921
Distributions payable                                                                 1,090            24,581
Deferred income taxes                                                                 7,130             8,113
Interest rate swaps                                                                  12,100                --
Notes payable to MeriStar Hospitality                                               357,117           356,729
Mortgages and notes payable                                                       1,343,017         1,281,590
                                                                                -----------       -----------
Total liabilities                                                                 1,889,745         1,772,496
                                                                                -----------       -----------

Minority interests                                                                    2,639             2,687
Redeemable OP units at redemption value                                              67,012            88,545
   Partners' capital - Common OP units, 44,524,147 and 44,403,034 issued
     and outstanding                                                              1,045,190         1,142,772
                                                                                -----------       -----------

                                                                                $ 3,004,586       $ 3,006,500
                                                                                ===========       ===========

See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands, except per unit amounts)

                                                                                      2001            2000            1999
                                                                                      ----            ----            ----
Revenue:
   Participating lease revenue                                                    $    17,295     $   391,729     $   368,012
   Hotel operations:
      Rooms                                                                           706,381              --              --
      Food and beverage                                                               269,382              --              --
      Other operating departments                                                      81,971              --              --
   Office rental, parking and other revenue                                             9,859           8,956           6,808
                                                                                  -----------     -----------     -----------

Total revenue                                                                       1,084,888         400,685         374,820
                                                                                  -----------     -----------     -----------

Hotel operating expenses by department:
      Rooms                                                                           170,925              --              --
      Food and beverage                                                               194,495              --              --
      Other operating departments                                                      43,558              --              --
Office rental, parking and other operating expenses                                     3,057           2,731           1,964
Undistributed operating expenses:
      Administrative and general                                                      169,279           9,445           5,735
      Property operating costs                                                        160,041              --              --
      Property taxes, insurance and other                                              75,513          47,481          47,027
      Depreciation and amortization                                                   116,495         110,688         101,795
      Write down of investment in STS Hotel Net                                         2,112              --              --
      Loss on asset impairment                                                         43,582              --              --
      Swap termination costs                                                            9,297              --              --
      Loss on fair value of non-hedging derivatives                                     6,666              --              --
      FelCor merger costs                                                               5,817              --              --
      Costs to terminate leases with Prime Hospitality Corporation                      1,315              --              --
      Restructuring charge                                                              1,080              --              --
                                                                                  -----------     -----------     -----------

Total operating expenses                                                            1,003,232         170,345         156,521
                                                                                  -----------     -----------     -----------

Net operating income                                                                   81,656         230,340         218,299
Interest expense, net                                                                 122,376         117,524         100,387
                                                                                  -----------     -----------     -----------

Income (loss) before minority interests, income taxes, gain (loss) on
   sale of assets and extraordinary gain (loss)                                       (40,720)        112,816         117,912
Minority interests                                                                        (48)             (3)             24
                                                                                  -----------     -----------     -----------

Income (loss) before income taxes, gain (loss) on sale of assets and
   extraordinary gain (loss)                                                          (40,672)        112,819         117,888
Income tax expense (benefit)                                                           (1,044)          1,622           1,681
                                                                                  -----------     -----------     -----------

Income (loss) before gain (loss) on sale of assets and extraordinary
   gain (loss)                                                                        (39,628)        111,197         116,207
Gain (loss) on sale of assets, net of tax effect of $(39) in 2001 and
   $56 in 2000                                                                         (2,137)          3,439              --
Extraordinary gain (loss) on extinguishment of debt, net of tax
   effect of $(50) in 2001, $50 in 2000, ($74) in 1999                                 (2,720)          3,400          (4,551)
                                                                                  -----------     -----------     -----------

Net income (loss)                                                                 $   (44,485)    $   118,036     $   111,656
                                                                                  ===========     ===========     ===========
Preferred distributions                                                           $      (565)    $      (565)    $      (565)
                                                                                  -----------     -----------     -----------
Net income (loss) applicable to common unitholders                                $   (45,050)    $   117,471     $   111,091
                                                                                  ===========     ===========     ===========
Net income (loss) applicable to general partner common unitholders                $   (41,147)    $   107,638     $   101,345
                                                                                  ===========     ===========     ===========
Net income (loss) applicable to third party limited partner common unitholders    $    (3,903)    $     9,833     $     9,746
                                                                                  ===========     ===========     ===========

                                                          2001       2000      1999
                                                          ----       ----      ----
Earnings per unit:
       Basic:
       Income (loss) before extraordinary gain (loss)    $(0.89)    $ 2.25    $ 2.22
       Extraordinary gain (loss)                          (0.06)      0.07     (0.09)
                                                         ------     ------    ------

           Net income (loss)                             $(0.95)    $ 2.32    $ 2.13
                                                         ======     ======    ======

       Diluted:
       Income (loss) before extraordinary gain (loss)    $(0.89)    $ 2.18    $ 2.15
       Extraordinary gain (loss)                          (0.06)      0.06     (0.08)
                                                         ------     ------    ------

           Net income (loss)                             $(0.95)    $ 2.24    $ 2.07
                                                         ======     ======    ======

See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
IN THOUSANDS

Balance at January 1, 1999                                          $ 1,170,220
Net income                                                              111,656
Foreign currency translation adjustment                                   1,240
                                                                    -----------
Comprehensive income                                                    112,896
                                                                    -----------
Contributions                                                             1,991
Repurchase of units                                                      (6,252)
Conversion of OP units to common stock                                   29,412
Allocations from redeemable OP units                                     13,136
Distributions                                                          (117,885)
                                                                    -----------
Balance at December 31, 1999                                          1,203,518

Net income                                                              118,036
Foreign currency translation adjustment                                    (834)
                                                                    -----------
Comprehensive income                                                    117,202
                                                                    -----------
Contributions                                                             1,832
Contribution from general partner related to amortization
   of unearned stock-based compensation                                   3,070
Repurchase of units                                                     (73,638)
Conversion of OP units to common stock                                       24
Allocations to redeemable OP units                                       (7,506)
Distributions                                                          (101,730)
                                                                    -----------
Balance at December 31, 2000                                          1,142,772

Net loss                                                                (44,485)
Derivative instruments transition adjustment                             (2,842)
Foreign currency translation adjustment                                  (1,176)
Change in fair value of cash flow hedges                                 (2,404)
                                                                    -----------
Comprehensive income (loss)                                             (50,907)
                                                                    -----------
Contributions                                                               847
Contribution from general partner related to amortization
   of unearned stock-based compensation                                   2,263
Repurchase of units                                                      (4,514)
Conversion of OP units to common stock                                    5,428
Allocations from redeemable OP units                                     24,066
Distributions                                                           (74,900)
                                                                    -----------
Balance at December 31, 2001                                        $ 1,045,055
                                                                    ===========

See accompanying notes to the consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(in thousands)

                                                                             2001          2000          1999
                                                                             ----          ----          ----
Operating activities:
    Net income (loss)                                                     $ (44,485)    $ 118,036     $ 111,656
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                       116,495       110,688       101,795
        (Gain) loss on assets sold, before tax effect                         2,176        (3,495)           --
        Extraordinary (gain) loss on early extinguishment of debt,
        before tax effect                                                     2,770        (3,450)        4,625
        Loss on asset impairment                                             43,582            --            --
        Loss on fair value of non-hedging derivatives                         6,666            --            --
        Write down of investment in STS Hotel Net                             2,112            --            --
        Minority interests                                                      (48)           (3)           24
        Amortization of unearned stock-based compensation                     2,263         3,070            --
        Deferred income taxes                                                (1,454)          636           715
        Changes in operating assets and liabilities:
            Accounts receivable, net                                          2,855        (1,505)        1,716
            Prepaid expenses and other                                       (2,039)        6,370        (5,262)
            Due from MeriStar Hotels                                         13,344       (10,745)       (4,039)
            Accounts payable, accrued expenses, accrued interest and
              other liabilities                                               6,509         4,295        16,098
            Income taxes payable                                               (611)          191         1,001
                                                                          ---------     ---------     ---------

Net cash provided by operating activities                                   150,135       224,088       228,329
                                                                          ---------     ---------     ---------

Investing activities:
    Investment in hotel properties, net                                     (44,476)      (90,703)     (170,063)
    Proceeds from disposition of assets                                       9,715        24,148         8,900
    Investments in and advances to affiliates, net                               --        (2,111)      (31,298)
    Hotel operating cash received in lease conversions                        3,257            --            --
    Purchases of minority interests                                              --            --           (72)
    Notes receivable from MeriStar Hotels                                   (36,000)       57,110         9,890
    Change in restricted cash                                                (1,386)       (2,730)       (5,309)
                                                                          ---------     ---------     ---------

Net cash used in investing activities                                       (68,890)      (14,286)     (187,952)
                                                                          ---------     ---------     ---------

Financing activities:
    Deferred financing costs                                                (18,927)       (1,615)       (6,005)
    Proceeds from mortgages and notes payable                               933,250       179,388       429,636
    Principal payments on mortgages and notes payable                      (871,467)     (200,028)     (407,432)
    Borrowings from MeriStar Hospitality                                         --            --        55,000
    Repayments to MeriStar Hospitality on borrowing                              --       (14,362)       (2,785)
    Repurchase of units                                                      (4,514)      (73,638)       (6,252)
    Contributions from partners                                                 847         1,356         2,249
    Distributions paid to partners                                          (97,539)     (103,274)     (106,359)
                                                                          ---------     ---------     ---------

Net cash used in financing activities                                       (58,350)     (212,173)      (41,948)
                                                                          ---------     ---------     ---------

Effect of exchange rate changes on cash and cash equivalents                    304            64           (53)
Net increase (decrease) in cash and cash equivalents                         23,199        (2,307)       (1,624)
Cash and cash equivalents, beginning of year                                    242         2,549         4,173
                                                                          ---------     ---------     ---------

Cash and cash equivalents, end of year                                    $  23,441     $     242     $   2,549
                                                                          =========     =========     =========

See accompanying notes to consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999
(dollars in thousands, except per share amounts)

1. Organization

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of December 31, 2001, we owned 112 hotels, with 28,653 rooms, all of which were leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest in us as of December 31, 2001. The limited partners are as follows:

      . MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of December 31, 2001; and

      . various third parties, which owned an aggregate interest of nine percent at December 31, 2001.

Partners' capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 482,533 common OP units as of December 31, 2001. MeriStar LP, Inc. held 44,041,614 common OP units as of December 31, 2001. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner's capital and classified as Redeemable OP units and are recorded at redemption value. At December 31, 2001, there were 4,121,355 redeemable units outstanding.

Prior to January 1, 2001, in order for MeriStar Hospitality to maintain its tax status as a REIT, we were not permitted to participate in the operations of our hotel properties. To comply with this requirement through December 31, 2000, all of our properties were subject to leases involving two third-party lessees, MeriStar Hotels and Prime Hospitality Corporation.

On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C Corporations. We have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

      . Managing the properties they lease (our taxable subsidiaries must enter into an "arm's length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners);

      .     Leasing a property that contains gambling operations; and

      .     Owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases from MeriStar Hotels to our taxable subsidiaries and the execution of the new management agreements (as described below), we gained the economic risks and rewards usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

Subsidiaries of MeriStar Hotels assigned the participating leases to our wholly-owned taxable subsidiaries as of January 1, 2001. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of MeriStar Hotels to manage our hotels. Under these management agreements, the taxable subsidiaries pay a management fee to MeriStar Hotels for each property. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics of the former leases. The assignment of the leases from MeriStar Hotels to our taxable subsidiaries did not result in any cash consideration exchanged among the parties except for the transfer of hotel operating assets and liabilities to the taxable subsidiaries. Under the new management agreements, the base management fee is 2.5% of total hotel revenue. MeriStar Hotels can also earn incentive management fees, based on meeting performance thresholds, of up to 1.5% of total hotel revenue. The agreements have an initial term of 10 years with three renewal periods of five years each at the option of MeriStar Hotels, subject to some exceptions. Because these leases have been assigned to our taxable subsidiaries, we now bear the operating risk associated with our hotels.

On May 9, 2001, we and MeriStar Hospitality entered into an Agreement and Plan of Merger with FelCor Lodging Trust Incorporated and its operating partnership. On September 13, 2001 the Securities and Exchange Commission declared the S-4 registration statement filed by FelCor effective. On September 21, 2001, we mutually agreed with FelCor to terminate the merger agreement due to unfavorable market conditions. We have incurred $5,817 of costs related to this merger through December 31, 2001 and these costs have been expensed in our statement of operations.

2. Summary of Significant Accounting Policies

Principles of Consolidation - Our consolidated financial statements include the accounts of all of our majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

We use the equity method to account for investments in unconsolidated joint ventures and affiliated companies in which we hold a voting interest of 50% or less and exercise significant influence. We use the cost method to account for our investment in entities in which we do not have the ability to exercise significant influence.

Cash Equivalents and Restricted Cash - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash represents amounts required to be maintained in escrow under certain of our credit facilities.

Investments in Hotel Properties - We record investments in hotel properties at cost (the allocated purchase price for hotel acquisitions) or at fair value at the time of contribution (for contributed property). We depreciate property and equipment balances using the straight-line method over lives ranging from five to 40 years. For the years ended December 31, 2001, 2000 and 1999, we capitalized interest of $6,098, $8,613, and $12,540, respectively. We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We discontinue depreciation of these properties when a property is classified as held for sale. Our properties held for sale are not material and, therefore, are included in investments in hotel properties.

Intangible Assets - Intangible assets consist primarily of deferred financing fees. We amortize these deferred fees on a straight-line basis over the lives of the related borrowings.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of - Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to its estimated fair value and recognize an impairment loss. The estimated fair value is based on what we estimate the current sale price of the asset to be based on comparable sales information or other estimates of the asset's value. Any impairment losses we recognize are recorded as operating expenses. In 2001, we recognized $43,582 of impairment losses. We did not recognize any impairment losses in 2000 or 1999.

We review long-lived assets for impairment when one or more of the following events have occurred:

      a. Current or immediate short-term (future twelve months) projected cash flows are significantly less than the most recent historical cash flows.

      b. The unplanned departure of an executive officer or other key personnel which could adversely affect our ability to maintain our competitive position and manage future growth.

      c. A significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our long-lived assets.

      d. Events which could cause significant adverse changes and uncertainty in business and leisure travel patterns.

We make estimates of the undiscounted cash flows from the expected future operations of the asset. In projecting the expected future operations of the asset, we base our estimates on future budgeted earnings before interest expense, income taxes, depreciation and amortization, or EBITDA, amounts and use growth assumptions to project these amounts out over the expected life of the underlying asset. Our growth assumptions are based on assumed future improvements in the national economy and improvements in demand for lodging.

Income Taxes - We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards or SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts.

When the RMA became effective on January 1, 2001, we created taxable subsidiaries that are subject to taxation similar to subchapter C-corporations. Because of the RMA, we have created a number of these taxable subsidiaries as the lessees of our real property. The income of these taxable subsidiaries is subject to federal income tax.

Foreign Currency Translation - We maintain results of operations for our Canadian hotels in Canadian dollars and translate those results using the average exchange rates during the period. We translate assets and liabilities to U.S. dollars using the exchange rate in effect at the balance sheet date. We reflect resulting translation adjustments in accumulated other comprehensive income (loss).

Revenue Recognition - Prior to January 1, 2001, we earned participating lease revenue from the leasing of all of our hotel operating properties. We earned participating lease revenue from only eight hotels in 2001. Participating lease revenue represented lease payments from lessees pursuant to participating lease agreements. Effective January 1, 2001, in conjunction with RMA, we began to earn rooms, food and beverage, and other revenue through the operations of our hospitality properties. We recognize those revenues as hotel services are delivered. Office, retail and parking rental is generally recognized on a straight-line basis over the terms of the respective leases.

Participating Lease Agreement - Changes to the federal tax laws governing REITs became effective on January 1, 2000. Under those changes, we have created a number of taxable subsidiaries to lease our real property. Our taxable subsidiaries are wholly-owned and are similar to a subchapter C corporation. As a result, on January 1, 2001, MeriStar Hotels assigned their participating leases to our taxable subsidiaries and the taxable subsidiaries entered into management agreements with MeriStar Hotels to manage our properties. Under these management agreements, the taxable subsidiaries pay MeriStar Hotels a management fee. The taxable subsidiaries in turn make rental payments to us under the participating leases. The management agreements have been structured to substantially mirror the economics and terms of the former leases.

Use of Estimates - Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires public entities to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers.

The following table summarizes geographic information required to be disclosed under SFAS No. 131:

                                           2001            2000           1999
                                           ----            ----           ----
Revenue:
U.S.                                    $1,061,621      $  394,164      $367,809
Foreign                                     23,267           6,521         7,011
                                        ----------      ----------      --------

                                        $1,084,888      $  400,685      $374,820
                                        ==========      ==========      ========

Investments in hotel
properties, net:
U.S.                                    $2,734,028      $2,850,348
Foreign                                     52,269          56,153
                                        ----------      ----------

                                        $2,786,297      $2,906,501
                                        ==========      ==========

Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income," requires an enterprise to display comprehensive income and its components in a financial statement to be included in an enterprise's full set of annual financial statements or in the notes to financial statements. Comprehensive income represents a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events for the period other than transactions with owners in their capacity as owners. Our comprehensive income includes net income and other comprehensive income from foreign currency items and derivative instruments.

Derivative Instruments and Hedging Activity - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of SFAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets," which supersedes SFAS No. 121. We are currently in the process of evaluating the effect these new standards will have on our financial statements.

Reclassifications - We have reclassed certain 2000 and 1999 amounts to be consistent with the 2001 classifications.

3. Investments in Hotel Properties

Investments in hotel properties consist of the following:

                                                            December 31,
                                                            ------------
                                                       2001              2000
                                                       ----              ----
Land                                                $  310,921        $  317,072
Buildings                                            2,473,651         2,461,089
Furniture, fixtures and equipment                      354,392           338,350
Construction-in-progress                                44,713            77,219
                                                    ----------        ----------

Total                                               $3,183,677        $3,193,730
                                                    ==========        ==========

4. Investments in and Advances to Affiliates

We have ownership interests in certain unconsolidated joint ventures and affiliated companies.

In conjunction with the lease assignments from MeriStar Hotels on January 1, 2001, we acquired the ownership interest in Ballston Parking Associates of $1,629. We account for this investment using the cost method.

In 1999, we invested $40,000 in MeriStar Investment Partners, LP, or MIP, a joint venture established to acquire upscale, full-service hotels. Our investment is in the form of a preferred partnership interest. We receive a 16% preferred return on our investment. We account for this investment using the cost method.

5. Long-Term Debt

Long-term debt consists of the following:

                                                          December 31,
                                                          ------------
                                                    2001                2000
                                                    ----                ----
Senior unsecured notes .....................    $   750,000         $        --
Credit facility ............................        224,000             898,000
Secured facility ...........................        330,000             330,000
Mortgage debt and other ....................         52,335              59,036
                                                -----------         -----------
Mortgages and notes payable ................      1,356,335           1,287,036
Notes payable to MeriStar Hospitality ......        359,300             359,300
Unamortized issue discount .................        (15,501)             (8,017)
                                                -----------         -----------
                                                $ 1,700,134         $ 1,638,319
                                                ===========         ===========

Future Maturities - Aggregate future maturities of the above obligations are as follows:

2002 ..............................................................   $   15,543
2003 ..............................................................      232,589
2004 ..............................................................      171,168
2005 ..............................................................        9,265
2006 ..............................................................       10,006
Thereafter ........................................................    1,261,563
                                                                      ----------

                                                                      $1,700,134
                                                                      ==========

Senior Unsecured Notes - In December 2001, we issued $250,000 aggregate principal amount of 10.5% senior notes due June 2009. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $248,420 were used to repay amounts outstanding under the credit facility. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,527 ($1,494, net of tax) from the write-off of deferred financing costs.

In January 2001, we issued $300,000 aggregate principal amount of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under the credit facility and to make payments to terminate certain swap agreements that hedged variable rate loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 ($1,226, net of tax) from the write-off of deferred financing costs.

Credit Facility - In conjunction with the merger, we entered into a $1,000,000 senior secured credit facility. The credit facility was structured as a $300,000, five-year term loan facility; a $200,000, five-and-a-half year term loan facility; and a $500,000, three-year revolving credit facility with two, one-year optional extensions. We used the proceeds from the sales of senior unsecured notes in 2001 to repay amounts outstanding under the two term loans. The credit facility is secured by MeriStar Hospitality's common stock and the general partnership, limited partnership and limited liability ownership interests in our subsidiaries. The interest rate on the term loans and revolving facility ranges from 100 to 200 basis points over the 30-day LIBOR, depending on certain financial performance covenants and long-term senior unsecured debt ratings. The weighted average interest rate on borrowings outstanding under our credit facility as of December 31, 2001 and 2000 was 8.3%. As of December 31, 2001, we had $76,000 available to borrow under the credit facility.

Our senior credit facility requires us to meet or exceed certain financial performance ratios at the end of each quarter. Travel disruptions and safety concerns following the terrorist attacks on September 11, 2001 and the slowdown of the national economy resulted in a significant negative impact to the lodging industry and our operations. This decline in operations would have caused us to be out of compliance with certain financial covenants specified in our senior credit agreement. On October 24, 2001, however, we finalized a temporary waiver on all affected financial covenants with our senior bank group and engaged in discussions to amend our senior credit agreement further. This waiver to the credit agreement allowed these financial covenants to be waived for the period beginning September 30, 2001 and ending February 28, 2002. In December 2001, we amended the terms of our senior credit facility. This permanently relaxed the financial covenants required under the loan and allows us to extend the maturity date of the credit facility from July 2002 until July 2003. We incurred $4,382 of costs related to the amended agreement.

Secured Facility - In 1999 we completed a $330,000, 10-year non-recourse financing secured by a portfolio of 19 hotels. The loan bears a fixed interest rate of 8.01% and matures in 2009. We used most of the net proceeds to repay amounts outstanding under our prior credit facilities.

Mortgage Debt - In connection with the merger, we assumed mortgage debt secured by seven hotels. The mortgage debt matures between 2001 and 2012, and the interest rates on the mortgages range from 7.5% to 10.5%.

Notes payable to MeriStar - In 1997, MeriStar Hospitality completed the offering of $150,000 aggregate principal amount (issue price of $149,799, net of discount) of its 8.75% senior subordinated notes due 2007. In conjunction with this transaction, we borrowed $150,000 from MeriStar Hospitality under terms matching those of the subordinated notes; however, the interest rate on our note to MeriStar Hospitality is 8.69%, the effective rate on the subordinated notes. The indenture pursuant to which the subordinated notes were issued contains certain covenants, including maintenance of certain financial ratios, reporting requirements, and other customary restrictions. The note provides for semi-annual payments of interest on February 15 and August 15, commencing on February 15, 1998.

In 1999, under terms matching those of the subordinated notes, MeriStar Hospitality completed an "add-on" offering of $55,000 of subordinated notes. In conjunction with the "add-on" sale of subordinated notes, we borrowed $55,000 from MeriStar Hospitality under the terms matching those of the subordinated notes; however, the interest rate on our note to MeriStar Hospitality is 8.69%, the effective rate on the subordinated notes. We used the net proceeds to repay indebtedness under our credit facility and to invest in MIP. These notes are unsecured obligations of ours and provide for semi-annual payments of interest on February 15 and August 15, commencing on August 15, 1999. The outstanding balance on these notes payable to MeriStar Hospitality is $202,817 and 202,429 at December 31, 2001 and 2000, respectively.

In 1997, MeriStar Hospitality completed the offering of $172,500 aggregate principal amount of 4.75% convertible subordinated notes due 2004. In conjunction with this transaction, we borrowed $172,500 from MeriStar Hospitality under terms matching those of the convertible notes. The proceeds were used to repay amounts outstanding under our prior credit facility and to finance certain hotel acquisitions. The notes payable to MeriStar Hospitality are unsecured obligations and provide for semi-annual payments of interest on April 15 and October 15, commencing on April 15, 1998. During 2000, we repurchased $18,200 of our notes payable at a discount. This resulted in an extraordinary gain of $3,450 ($3,400, net of tax effect). The outstanding balance on this note payable to MeriStar Hospitality is $154,300 at December 31, 2001 and 2000.

Hedge Agreements and Other Derivatives - Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows, and by evaluating hedging opportunities. We do not enter into derivative instruments for any purpose other than cash flow hedging purposes.

We recognized a transition adjustment of $2,842 as the fair value of our derivative instruments at January 1, 2001. We recorded a liability and corresponding charge to other comprehensive loss for this amount. As of December 31, 2001, the fair value of the derivative instruments represents a liability of $12,100.

Upon the sale of our $250,000 senior unsecured notes in December 2001, we reduced the term loans and our revolver under our senior secured credit facility by an aggregate amount of $248,400. At that time, we converted three swap agreements to non-hedging derivatives. These swap agreements had notional principal amounts of approximately $151,400 and were originally designated to hedge interest rates on borrowings under our senior secured credit facility that were repaid. We recognized a $6,666 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

Upon the sale of our $500,000 senior unsecured notes in January 2001, we reduced the term loans under our senior secured credit facility by $300,000. At that time, we terminated three swap agreements with a notional amount of $300,000. These swap agreements were originally designated as cash flow hedges of interest rates on the variable rate term loans that were repaid. We made net payments totaling $9,297 to our counter parties to terminate these swap agreements, and recognized a $9,297 loss related to those terminated swaps.

As of December 31, 2001, we had three swap agreements with notional amounts totaling $300,000. A portion of these swap agreements ($148,600) provide hedges against the impact future interest rates have on our floating LIBOR debt instruments. The remaining portion of the swap agreements ($151,400) have been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.4%. The swap agreements expire between December 2002 and July 2003. For the year ended December 31, 2001 and 2000, we have
(made) received net payments of approximately $(6,285) and $3,081, respectively.

The fair value of swap agreements designated as cash flow hedges is $5,246 at December 31, 2001 and recorded in accumulated other comprehensive income within partners' capital. The estimated amount recorded in accumulated other comprehensive income expected to be reclassified to the statement of operations during 2002 is $4,735.

In anticipation of the August 1999 completion of our mortgage-backed secured facility, we entered into two separate hedge transactions during July 1999. Upon completion of the secured facility, we terminated the underlying treasury lock agreements, resulting in a net payment to us of $5,100. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the secured facility is 7.76%.

As of December 31, 2001, after consideration of the hedge agreements described above, 95.6% of our debt was fixed and our overall weighted average interest rate was 8.49%.

We have determined the fair value of our outstanding balance of long-term debt approximates $1,625,000 at December 31, 2001.

6. Income Taxes

When the RMA became effective on January 1, 2001, we created taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to C corporations. The income of these taxable subsidiaries is subject to federal income tax.

Our income taxes were allocated as follows:

                                                         2001     2000    1999
                                                         ----     ----    ----
Taxes on income (loss) before gain (loss) on sale of
assets and extraordinary gain (loss) ................  $(1,044)  $1,622  $1,681
Taxes on gain (loss) on sale of assets ..............      (39)      56      --
Tax expense (benefit) on extraordinary gain (loss)...      (50)      50     (74)
                                                       -------   ------  ------

  Total income tax expense (benefit) ................  $(1,133)  $1,728  $1,607
                                                       =======   ======  ======


Our income (loss) before taxes (including the gain (loss) on sale of assets and extraordinary items, and net of minority interests) was $(45,529), $119,658, and $113,337 in 2001, 2000 and 1999, respectively. Our total income tax expense (benefit) was $(1,133), $1,728 and $1,607, respectively. Therefore, our effective income tax rates were 2.5%, 1.4% and 1.4%, respectively.

Our effective income tax rate differs from the federal statutory income tax rate as follows:

                                                         2001     2000     1999
                                                         ----     ----     ----

State and local taxes                                     1.5      1.1      1.1
Difference in effective rate on foreign subsidiaries
   and taxable subsidiaries                               1.0      0.3      0.3
                                                         ----     ----     ----

                                                          2.5%     1.4%     1.4%
                                                         ====     ====     ====

The components of income tax expense (benefit) related to income (loss) before gain (loss) on sale of assets and extraordinary gain (loss) are as follows:

                                            2001            2000           1999
                                            ----            ----           ----
Current:
      Federal                             $    --         $    --        $    --
      State                                   320             640            815
      Foreign                                  90             346            151
                                          -------         -------        -------

                                              410             986            966
Deferred:
      Federal                                (337)             --             --
      State                                (1,029)            548            675
      Foreign                                 (88)             88             40
                                          -------         -------        -------

                                           (1,454)            636            715
                                          -------         -------        -------

                                          $(1,044)        $ 1,622        $ 1,681
                                          =======         =======        =======

The tax effects of the principal temporary differences that give rise to our net deferred tax liability are as follows:

                                                             December 31,
                                                             ------------
                                                         2001             2000
                                                         ----             ----

Accelerated depreciation/basis difference              $ 1,704          $ 2,089
Fair value of hotel assets acquired                      5,440            5,440
Allowance for doubtful accounts                             66              (24)
Accrued vacation                                           (12)             (12)
Accrued expenses                                           386              386
Net operating loss                                        (449)              --
Other                                                       (5)             234
                                                       -------          -------

Net deferred tax liability                             $ 7,130          $ 8,113
                                                       =======          =======

Our taxable subsidiaries had a net operating loss in 2001. We have not recorded a valuation allowance against the deferred tax assets this loss creates as of December 31, 2001 as we believe it is more likely than not we will realize these deferred tax assets.

In conjunction with the merger and related transactions, we established a new accounting basis for American General's assets and liabilities based on their fair values. In accordance with generally accepted accounting principles, we have provided a deferred income tax liability for the estimated future tax effect of differences between the accounting and tax bases of assets acquired from American General. This deferred income tax liability, related to future state and local income taxes, is estimated as $5,440, based on information available at the date of the merger and subsequently.

7. Partnership Units

Third Parties hold outstanding units of limited partnership interest in us. These units are redeemable at the option of the holder for a like number of shares of common stock of MeriStar Hospitality, or cash, or a combination thereof, at the election of MeriStar Hospitality. Due to these redemption rights, these limited partnership units have been excluded from partners' capital and are included in redeemable OP units and measured at redemption value as of the end of the periods presented. At December 31, 2001 and 2000 there were 4,116,698 and 4,056,111 redeemable units outstanding, respectively. The value of these redeemable units is based on the closing market price of MeriStar Hospitality's common stock at the balance sheet date, which at December 31, 2001 and 2000 was $14.20 and $19.70, respectively. In addition, there were 392,157 Class D Preferred OP Units outstanding at December 31, 2001 and 2000 with a redemption value of $22.16 per unit.

Our partnership agreement provides for five classes of partnership interests:
Common units, Class B units, Class C units, Class D units and Profits-Only units. Holders of Common units and Class B units receive distributions per unit equivalent to the dividend paid on each of MeriStar Hospitality's common shares. Holders of Class C units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C unit so long as the common units and Class B units receive a distribution for such quarter and the dividend rate on our common stock does not exceed $0.5575. The Class C units automatically convert into Common units when that dividend rate is exceeded. Holders of Class D units receive a 6.5% cumulative annual preferred return based on an assumed price per common share of $22.16; the return is compounded quarterly to the extent not paid on a current basis, and holders are entitled to a liquidation preference of $22.16 per Class D unit. All net income earned and capital proceeds received by the operating partnership (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common units in proportion to the number of Common units in the relevant operating partnership owned by each such holder. As of December 31, 2001 and 2000, outstanding units were 49,033,002 and 48,459,145, respectively.

In 2000, we granted 462,500 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. As of December 31, 2001, 387,500 of these POPs are outstanding. In 2001, we granted 350,000 POPs to some of our employees pursuant to our POPs Plan.

During 1999, we issued 65,875 Common units to partially finance the purchase of a hotel, and we issued 974,588 Common units as a conditional component of a purchase agreement for a hotel we purchased in 1998.

On March 21, 2001, June 28, 2001, September 18, 2001 and December 17, 2001, we declared our first, second, third and fourth quarter distributions, respectively, equivalent to an annual rate of $1.525 per Common unit and $2.23 per Class C unit. The amount of the distribution for each quarter was $0.505 per Common unit and $0.5575 per Class C unit for the first, second and third quarters and $0.01 per Common unit and $0.5575 per Class C unit for the fourth quarter. These distributions were paid on April 30, 2001, July 31, 2001, October 12, 2001 and January 31, 2002.

On March 21, 2000, June 21, 2000, September 25, 2000 and December 20, 2000, we declared our first, second, third and fourth quarter distribution, respectively, equivalent to an annual rate of $2.02 per Common unit and $2.23 per Class C unit. The amount of the distribution for each quarter was $0.505 per Common unit and $.05575 per Class C unit. These distributions were paid on April 28, 2000, July 31, 2000, October 31, 2000 and January 31, 2001.

On March 17, 1999, June 21, 1999, September 15, 1999 and December 6, 1999, we declared our first, second, third and fourth quarter distribution, respectively, equivalent to an annual rate of $2.02 per common unit and $2.23 per Class C unit. The amount of the distribution for each quarter was $0.505 per Common unit and $0.5575 per Class C unit. These distributions were paid on April 30, 1999, July 30, 1999, October 29, 1999 and January 31, 2000.

8. Earnings Per Unit

The following table presents the computation of basic and diluted earnings per OP unit:

                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                    2001          2000          1999
                                                                                    ----          ----          ----
Basic Earnings Per OP Unit Computation:
          Net income (loss) before extraordinary gain (loss)                      $(41,765)    $ 114,636     $ 116,207
          Distributions paid on unvested MeriStar Hospitality restricted stock        (505)       (1,168)           --
          Preferred distributions                                                     (565)         (565)         (565)
                                                                                  --------     ---------     ---------

          Income (loss) applicable to common unitholders                           (42,835)      112,903       115,642
          Weighted average number of OP units outstanding                           48,364        50,122        52,153
                                                                                  --------     ---------     ---------

          Basic earnings per OP unit before extraordinary gain (loss)             $  (0.89)    $    2.25     $    2.22
                                                                                  ========     =========     =========

Diluted Earnings Per OP Unit Computation:

          Income (loss) applicable to common unitholders                          $(42,835)    $ 112,903     $ 115,642
          Preferred distributions                                                       --           565           565
          Interest on MeriStar Hospitality convertible debt                             --         7,338         8,137
          Distributions paid on MeriStar Hospitality restricted stock                   --           254            --
                                                                                  --------     ---------     ---------

          Adjusted net income (loss)                                              $(42,835)    $ 121,060     $ 124,344
                                                                                  --------     ---------     ---------

          Weighted average number of OP units outstanding                           48,364        50,122        52,153
          OP unit equivalents:
               MeriStar Hospitality stock options                                       --           208           102
               Class D Preferred OP units                                               --           392           392
               MeriStar Hospitality convertible debt                                    --         4,612         5,066
               MeriStar Hospitality restricted stock                                    --           126            --
                                                                                  --------     ---------     ---------

          Total weighted average number of diluted OP units outstanding             48,364        55,460        57,713
                                                                                  --------     ---------     ---------

          Diluted earnings per OP unit before extraordinary gain (loss)           $  (0.89)    $    2.18     $    2.15
                                                                                  ========     =========     =========

9. Related-Party Transactions

Pursuant to an intercompany agreement, we and MeriStar Hotels provide each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, MeriStar Hotels has a right of first refusal to become the manager of any real property we acquire. We also may provide each other with certain services. These may include administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which MeriStar Hotels is compensated in an amount that we would be charged by a third party for comparable services. During the years ended December 31, 2001, 2000 and 1999, we paid MeriStar Hotels a net amount of $151, $1,165 and $1,600 respectively, for such services.

MeriStar Hotels has a revolving credit facility with us. On March 1, 2000, MeriStar Hotels repaid the remaining balance of $57,100 on its revolving credit agreement with us upon closing its bank revolving credit facility. At that time, the revolving credit facility was amended to reduce the maximum borrowing limit from $75,000 to $50,000 and to increase the interest rate on the facility from LIBOR plus 350 basis points to LIBOR plus 650 basis points. During 2001, 2000 and 1999, we earned interest of $5,005, $955, and $4,907, respectively, from this facility. As of December 31, 2001, MeriStar Hotels had $36,000 of borrowings outstanding under this facility.

Certain members of our management and our respective affiliates owned equity interests relating to a hotel that we acquired in

January 1999. These persons and affiliates received an aggregate of $1,488 of our OP Units in exchange for their interests in the hotel.

Of the $300,000 aggregate principal amount of 9.0% senior unsecured notes due in 2008 we sold in January 2001, $30,000 principal amount was sold at a price of 99.688% to an affiliate of Oak Hill Capital Partners. The notes purchased were identical to those purchased by third parties.

Of the $200,000 aggregate principal amount of 9.13% senior unsecured notes due in 2011 we sold in January 2001, $20,000 principal amount was sold at a price of 99.603% to an affiliate of Oak Hill Capital Partners. The notes purchased were identical to those purchased by third parties.

Of the $250,000 aggregate principal amount of 10.5% senior unsecured notes due in 2009 we sold in December 2001, $23,000 principal amount was sold at a price of 99.368% to an affiliate of Oak Hill Capital Partners. The notes purchased are identical to those purchased by third parties.

10. Stock-Based Compensation

Stock Options

MeriStar Hospitality sponsors a restricted stock plan and a stock option plan (the "Plan") in which Partnership employees participate. Upon issuance of any stock, MeriStar Hospitality is obligated to contribute the proceeds to the Company in exchange for an equal number of OP units.

In connection with the merger, MeriStar Hospitality adopted a new equity incentive plan. This plan authorizes Meristar Hospitality to award up to 5,565,518 options on shares of common stock. Meristar Hospitality may grant awards to officers or other of our key employees or an affiliate. These options are exercisable in three annual installments and expire 10 years from the grant date.

Stock option activity for 2001, 2000 and 1999 is as follows:

                                                Equity Incentive Plan
                                                ---------------------
                                              Number of       Average
                                                Shares     Option Price
                                                ------     ------------
Balance, January 1, 1999                      3,703,379       $24.80
Granted                                       1,015,750        19.37
Exercised                                       (94,012)       15.64
Canceled                                       (264,064)       27.87
                                             ----------       ------
Balance, December 31, 1999                    4,361,053        23.56
Granted                                         584,875        16.13
Exercised                                       (47,153)       17.26
Canceled                                       (113,441)       28.62
                                             ----------       ------
Balance, December 31, 2000                    4,785,334        22.68
Granted                                          88,500        13.33
Exercised                                       (41,839)       16.12
Canceled                                     (2,194,165)       26.87
                                             ----------       ------
Balance, December 31, 2001                    2,637,830       $19.47
                                             ==========       ======
Shares exercisable at December 31, 1999       2,577,620       $24.53
                                             ==========       ======
Shares exercisable at December 31, 2000       3,482,816       $23.99
                                             ==========       ======
Shares exercisable at December 31, 2001       2,020,759       $20.09
                                             ==========       ======

The following table summarizes information about stock options outstanding at December 31, 2001:

                                    Options Outstanding                       Options Exercisable
                                    -------------------                       -------------------
                                         Weighted                                           Weighted
                                          Average          Weighted                          Average
Range of exercise         Number         Remaining          Average           Number        Exercise
     prices             outstanding   Contractual Life   Exercise Price     exercisable       Price
     ------             -----------   ----------------   --------------     -----------       -----
$13.33 to $15.64         1,021,598          6.46             $15.13            791,434        $15.36
$16.25 to $19.00            37,750          7.89              15.98             27,502         16.18
$19.19 to 19.19            925,000          7.10              19.19            616,667         19.19
$19.75 to $29.44           506,907          6.62              25.88            438,581         26.58
$29.55 to $31.61           146,575          5.87              30.93            146,575         30.93
                         ---------        ------             ------          ---------        ------

$13.33 to $31.61         2,637,830          6.71             $19.61          2,020,759        $20.15
                         =========        ======             ======          =========        ======

We have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, we apply Accounting Principles Board Opinion No. 25 in accounting for the Equity Incentive Plan and, therefore, no compensation cost has been recognized for the Equity Incentive Plan.

Pro forma information regarding net income and diluted earnings per share is required by SFAS No. 123, and has been determined as if we have accounted for our employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999:

                                        2001            2000            1999
                                        ----            ----            ----
Risk-free interest rate                     3.6%           6.71%           6.70%
Dividend rate                            $1.525           $2.02           $2.02
Volatility factor                          0.57            0.27            0.31
Weighted average expected life       3.10 years      3.06 years      3.07 years

Our pro forma net income (loss) and diluted earnings (loss) per unit as if the fair value method had been applied were $(46,938) and $(1.00) for 2001, $110,391 and $2.19 for 2000, $110,965 and $2.06 for 1999. The effects of applying SFAS No. 123 for disclosing compensation costs may not be representative of the effects on reported net income and diluted earnings per share for future years.

Other Stock-Based Compensation

As of December 31, 2001, MeriStar Hospitality has granted 479,000 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods. The issuance of restricted stock has resulted in $5,287 of unearned stock-based compensation recorded as a reduction to partners' capital on our balance sheet as of December 31, 2001.

In 2000, we granted 462,500 Profits-Only OP Units, or POPs, to some of our employees pursuant to our POPs Plan. As of December 31, 2001, 387,500 of these POPs are outstanding. These POPs were originally eligible for vesting based on us achieving certain financial performance criteria. During 2001, we converted these POPs to fixed awards and extended the vesting period to 2004. In 2001, we granted 350,000 POPs to some of our employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years.

11. Restructuring Charges

During 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The restructuring included eliminating seven corporate staff positions and office space no longer needed under the new structure.

The restructuring charge consists of:

Severance                                                                 $  168
Noncancelable lease cost                                                     912
                                                                          ------

Total                                                                     $1,080
                                                                          ======

During 2001, we applied $168 and $520 in severance and lease termination costs, respectively, against the restructuring reserve. Approximately $392 of the restructuring accrual remains at December 31, 2001.

12. Commitments and Contingencies

We lease land at certain hotels from third parties. Certain leases contain contingent rent features based on gross revenues at the respective property. Future minimum lease payments required under these operating leases as of December 31, 2001 were as follows:

2002                                                                     $ 1,446
2003                                                                       1,446
2004                                                                       1,446
2005                                                                       1,449
2006                                                                       1,449
Thereafter                                                                52,315
                                                                         -------

                                                                         $59,551
                                                                         =======

We lease certain office, retail and parking space to outside parties under non-cancelable operating leases with initial or remaining terms in excess of one year. Future minimum rentals under these leases as of December 31, 2001 were as follows:

2002                                                                     $ 4,969
2003                                                                       4,190
2004                                                                       3,915
2005                                                                       2,398
2006                                                                       1,217
Thereafter                                                                 1,896
                                                                         -------

                                                                         $18,585
                                                                         =======

In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

13. Acquisitions and Dispositions

During 2001, we sold two hotels and received proceeds of $9,715. The sales resulted in a loss of $2,176 ($2,137, net of tax).

During 2001, we terminated the leases of eight of our hotels from affiliates of Prime Hospitality for a total cost of $1,315. Concurrently, we signed long-term management agreements with MeriStar Hotels for four of these properties. The term on the remaining four management agreements is one year with additional one-year renewal periods.

During 2000, we sold three limited-service hotels and received proceeds of $24,148. This resulted in a gain on sale of assets of $3,495 ($3,439, net of tax). We also purchased a full-service hotel for $19,400. Of the purchase amount, we paid $11,400 in cash and we will pay $8,000 from the hotel's future cash flow within the next five years. We funded the acquisition using existing cash and borrowings under our revolving credit facility.

During 1999, we acquired one hotel for a purchase price of $10,642 of cash and $1,488 of OP Units. We funded the acquisition using existing cash and borrowings on our credit facility. We also sold two hotels during 1999 for a total price of $8,900. The resulting gain on the sales was immaterial.

14. Consolidating Financial Information

Certain of our wholly-owned subsidiaries and MeriStar Hospitality are guarantors of our senior unsecured notes. The following tables present consolidating information for the guarantor subsidiaries:

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2001

                                            MeriStar                          Non-
                                          Hospitality     Guarantor         Guarantor                           Total
                                            OP, L.P.      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------      ------------     ------------     ------------     ------------
Assets
    Investments in hotel properties       $    14,662      $ 1,598,400      $ 1,570,615      $        --      $ 3,183,677
    Accumulated depreciation                   (5,085)        (204,626)        (187,669)              --         (397,380)
                                          -----------      -----------      -----------      -----------      -----------
                                                9,577        1,393,774        1,382,946               --        2,786,297

    Cash and cash equivalents                  23,441               --               --               --           23,441
    Accounts receivable, net                    4,092            1,355           41,731               --           47,178
    Prepaid expenses and other                  3,982              519           13,805               --           18,306
    Note receivable                           127,550               --               --          (91,550)          36,000
    Due from MeriStar Hotels
      & Resorts                                12,392              200           (3,715)              --            8,877
    Due from subsidiaries                    (408,383)         293,164          115,219               --               --
    Investments in affiliates               2,714,272           59,126            9,901       (2,741,585)          41,714
    Restricted cash                            13,751               --            7,553               --           21,304
    Intangible assets, net                     19,791              920              758               --           21,469
                                          -----------      -----------      -----------      -----------      -----------
                                          $ 2,520,465      $ 1,749,058      $ 1,568,198      $(2,833,135)     $ 3,004,586
                                          ===========      ===========      ===========      ===========      ===========

Liabilities and Partners' Capital
   Accounts payable, accrued expenses
      and other liabilities                    17,678           22,041           84,253               --      $   123,972
   Accrued interest                            40,913               57            4,039               --           45,009
   Income taxes payable                           285               --               25               --              310
   Distributions payable                        1,090               --               --               --            1,090
   Deferred income taxes                        7,467               --             (337)              --            7,130
   Interest rate swaps                         12,100               --               --               --           12,100
   Notes payable to MeriStar                  357,117               --               --               --          357,117
   Long-term debt                             971,437           85,611          377,519          (91,550)       1,343,017
                                          -----------      -----------      -----------      -----------      -----------
Total liabilities                           1,408,087          107,709          465,499          (91,550)       1,889,745
                                          -----------      -----------      -----------      -----------      -----------

Minority interests                                 --            2,639               --               --            2,639
Redeemable OP units at redemption
    value                                      67,147               --               --               --           67,147
Partners' capital                           1,045,231        1,638,710        1,102,699       (2,741,585)       1,045,231
                                          -----------      -----------      -----------      -----------      -----------
                                          $ 2,520,465      $ 1,749,058      $ 1,568,198      $(2,833,135)     $ 3,004,586
                                          ===========      ===========      ===========      ===========      ===========

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000

                                            MeriStar                          Non-
                                          Hospitality      Guarantor        Guarantor                            Total
                                            OP, L.P.      Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                            --------      ------------     ------------     ------------     ------------
Assets
    Investments in hotel properties       $    10,068      $ 1,596,472      $ 1,587,190      $        --      $ 3,193,730
    Accumulated depreciation                   (2,625)        (148,368)        (136,236)              --         (287,229)
                                          -----------      -----------      -----------      -----------      -----------
                                                7,443        1,448,104        1,450,954               --        2,906,501

    Cash and cash equivalents                     242               --               --               --              242
    Accounts receivable, net                       94            1,525            1,214               --            2,833
    Prepaid expenses and other                  2,563              381             (177)              --            2,767

    Note receivable                            87,887               --               --          (87,887)              --
    Due from MeriStar Hotels
      & Resorts                               (12,130)            (450)          34,801               --           22,221
    Due from subsidiaries                    (194,739)         193,304            1,435               --               --
    Investments in affiliates               2,661,521           59,662            8,487       (2,687,474)          42,196
    Restricted cash                            14,709               --            5,209               --           19,918
    Intangible assets, net                      7,531            1,432              859               --            9,822
                                          -----------      -----------      -----------      -----------      -----------
                                          $ 2,575,121      $ 1,703,958      $ 1,502,782      $(2,775,361)     $ 3,006,500
                                          ===========      ===========      ===========      ===========      ===========

Liabilities and Partners' Capital
   Accounts payable, accrued expenses
      and other liabilities                    32,061           24,189           15,947               --      $    72,197
   Accrued interest                            23,701               --            4,664               --           28,365
   Income taxes payable                           921               --               --               --              921
   Distributions payable                       24,581               --               --               --           24,581
   Deferred income taxes                        8,113               --               --               --            8,113
   Notes payable to MeriStar                  356,729               --               --               --          356,729
   Long-term debt                             897,698           88,189          383,590          (87,887)       1,281,590
                                          -----------      -----------      -----------      -----------      -----------
Total liabilities                           1,343,804          112,378          404,201          (87,887)       1,772,496
                                          -----------      -----------      -----------      -----------      -----------

Minority interests                                 --            2,687               --               --            2,687
Redeemable OP units at redemption
    value                                      88,545               --               --               --           88,545
Partners' capital                           1,142,772        1,588,893        1,098,581       (2,687,474)       1,142,772
                                          -----------      -----------      -----------      -----------      -----------
                                          $ 2,575,121      $ 1,703,958      $ 1,502,782      $(2,775,361)     $ 3,006,500
                                          ===========      ===========      ===========      ===========      ===========

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2001

                                                  MeriStar                         Non-
                                                Hospitality    Guarantor        Guarantor                         Total
                                                  OP, L.P.    Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                                  --------    ------------     ------------    ------------    ------------
Revenue:
Participating lease revenue                       $  6,970      $ 154,482      $   156,428      $(300,585)     $    17,295
  Hotel operations:
    Rooms                                               --             --          706,381             --          706,381
    Food and beverage                                   --             --          269,382             --          269,382
    Other operating departments                         --             --           81,971             --           81,971
  Office rental and other revenues                      --            607            9,252             --            9,859
                                                  --------      ---------      -----------      ---------      -----------
Total revenue                                        6,970        155,089        1,223,414       (300,585)       1,084,888
                                                  --------      ---------      -----------      ---------      -----------

Hotel operating expenses by department:
    Rooms                                               --             --          170,925             --          170,925
    Food and beverage                                   --             --          194,495             --          194,495
    Other operating departments                         --             --           43,558             --           43,558
Office rental, parking and other operating
    expenses                                            --            263            2,794             --            3,057
Undistributed operating expenses:
    Administrative and general                       8,780            825          159,674             --          169,279
    Property operating costs                            --            685          159,356             --          160,041
    Property taxes, insurance and other             (1,702)        24,709          353,091       (300,585)          75,513
    Depreciation and amortization                    5,988         57,850           52,657             --          116,495
    Write down of investment in STS Hotel Net        2,112             --               --             --            2,112
    Loss on asset impairment                            --         38,274            5,308             --           43,582
    Swap termination costs                           9,297             --               --             --            9,297
    Loss on fair value of non-hedging
      derivatives                                    6,666             --               --             --            6,666
    FelCor merger costs                              5,817             --               --             --            5,817
    Costs to terminate leases with
    Prime Hospitality Corporation                    1,315             --               --             --            1,315
    Restructuring charge                             1,080             --               --             --            1,080
                                                  --------      ---------      -----------      ---------      -----------

Total operating expenses                            39,353        122,606        1,141,858       (300,585)       1,003,232
                                                  --------      ---------      -----------      ---------      -----------

Net operating income                               (32,383)        32,483           81,556             --           81,656
                                                  --------      ---------      -----------      ---------      -----------
Interest expense, net                               88,840          5,760           27,775             --          122,376
Equity in income from consolidated
    entities                                        78,751             --               --        (78,751)              --
                                                  --------      ---------      -----------      ---------      -----------
Income (loss) before minority interests,
    income tax benefit, loss on sale of assets     (42,472)        26,722           53,781        (78,751)         (40,720)
Minority interests                                      --            (48)              --             --              (48)
                                                  --------      ---------      -----------      ---------      -----------

Income (loss) before income tax benefit,
    loss on sale of assets                         (42,472)        26,770           53,781        (78,751)         (40,672)
Income tax benefit                                    (707)            --             (337)            --           (1,044)
                                                  --------      ---------      -----------      ---------      -----------

Income (loss) before loss on sale of assets        (41,765)        26,770           54,118        (78,751)         (39,628)
Loss on sale of assets, net of tax effect               --         (2,137)              --             --           (2,137)
Extraordinary item, net of tax effect               (2,720)            --               --             --           (2,720)
                                                  --------      ---------      -----------      ---------      -----------

Net income (loss)                                 $(44,485)     $  24,633      $    54,118      $ (78,751)     $   (44,485)
                                                  ========      =========      ===========      =========      ===========

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 2000

                                                 MeriStar                       Non-
                                               Hospitality     Guarantor      Guarantor                      Total
                                                 OP, L.P.    Subsidiaries   Subsidiaries  Eliminations   Consolidated
                                                 --------    ------------   ------------  ------------   ------------
Revenue:
  Participating lease revenue                   $   6,544      $ 183,959      $ 201,226     $      --      $ 391,729
  Office rental and other revenues                  2,149          2,404          4,403            --          8,956
                                                ---------      ---------      ---------     ---------      ---------
Total revenue                                       8,693        186,363        205,629            --        400,685
                                                ---------      ---------      ---------     ---------      ---------

Expenses:
Office rental, parking and other operating
  expenses                                             --            928          1,803            --          2,731
Undistributed operating expenses:
  Administrative and general                        8,820            475            150            --          9,445
  Property taxes, insurance and other               2,732         22,822         21,927            --         47,481
  Depreciation and amortization                     4,588         52,767         53,333            --        110,688
                                                ---------      ---------      ---------     ---------      ---------

Total operating expenses                           16,140         76,992         77,213            --        170,345
                                                ---------      ---------      ---------     ---------      ---------
Net operating income (loss)                        (7,447)       109,371        128,416            --        230,340
                                                ---------      ---------      ---------     ---------      ---------
Interest expense, net                              86,748          4,619         26,157            --        117,524
Equity in income from consolidated
  entities                                        210,453             --             --      (210,453)            --
                                                ---------      ---------      ---------     ---------      ---------
Income  (loss) before minority interests,
  income taxes, gain on sale of assets,
  and extraordinary gain                          116,258        104,752        102,259      (210,453)       112,816
Minority interests                                     --             (3)            --            --             (3)
                                                ---------      ---------      ---------     ---------      ---------
Income (loss) before income taxes,
  gain on sale of assets and extraordinary
  gain                                            116,258        104,755        102,259      (210,453)       112,819
Income tax expense                                  1,622             --             --            --          1,622
                                                ---------      ---------      ---------     ---------      ---------
Income (loss) before gain on sale of assets
  and extraordinary gain                          114,636        104,755        102,259      (210,453)       111,197
Gain on sale of assets, net of tax effect              --             --          3,439            --          3,439
Extraordinary gain, net of tax                      3,400             --             --            --          3,400
                                                ---------      ---------      ---------     ---------      ---------
Net income  (loss)                              $ 118,036      $ 104,755      $ 105,698     $(210,453)     $ 118,036
                                                =========      =========      =========     =========      =========

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999

                                                 MeriStar                       Non-
                                               Hospitality     Guarantor      Guarantor                       Total
                                                 OP, L.P.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                 --------    ------------   ------------   ------------   ------------
Revenue:
  Participating lease revenue                   $   7,373      $ 169,392      $ 191,247      $      --      $ 368,012
  Office rental and other revenues                    656          2,012          4,140             --          6,808
                                                ---------      ---------      ---------      ---------      ---------
Total revenue                                       8,029        171,404        195,387             --        374,820
                                                ---------      ---------      ---------      ---------      ---------

Expenses:
Office rental, parking and other operating
  expenses                                             21            578          1,365             --          1,964
Undistributed operating expenses:
  Administrative and general                        5,209            444             82             --          5,735
  Property taxes, insurance and other               2,818         23,819         20,390             --         47,027
  Depreciation and amortization                     4,196         46,442         51,157             --        101,795
                                                ---------      ---------      ---------      ---------      ---------

Total operating expenses                           12,244         71,283         72,994             --        156,521
                                                ---------      ---------      ---------      ---------      ---------
Net operating income (loss)                        (4,215)       100,121        122,393             --        218,299
                                                ---------      ---------      ---------      ---------      ---------
Interest expense, net                              80,798          3,083         16,506             --        100,387
Equity in income from consolidated
  entities                                        200,350             --             --       (200,350)            --
                                                ---------      ---------      ---------      ---------      ---------
Income (loss) before minority interests,
  income taxes, and extraordinary loss            115,337         97,038        105,887       (200,350)       117,912
Minority interests                                     --             24             --             --             24
                                                ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes,
  and extraordinary loss                          115,337         97,014        105,887       (200,350)       117,888
Income tax expense                                  1,681             --             --             --          1,681
                                                ---------      ---------      ---------      ---------      ---------
Income (loss) before gain on sale of assets
  and extraordinary gain                          113,656         97,014        105,887       (200,350)       116,207
Extraordinary loss, net of tax                     (2,000)          (703)        (1,848)            --         (4,551)
                                                ---------      ---------      ---------      ---------      ---------
Net income (loss)                               $ 111,656      $  96,311      $ 104,039      $(200,350)     $ 111,656
                                                =========      =========      =========      =========      =========

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2001

                                                  MeriStar                       Non-
                                                Hospitality     Guarantor      Guarantor                      Total
                                                  OP, L.P.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------    ------------   ------------   ------------   ------------
Net cash provided by operating activities        $  85,143      $  19,315      $  45,677      $      --      $ 150,135
                                                 ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by investing
  activities                                       (12,275)       (42,395)        10,672        (24,892)       (68,890)
                                                 ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by financing
  activities                                       (49,669)        22,776        (56,349)        24,892        (58,350)
                                                 ---------      ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                                  --            304             --             --            304
                                                 ---------      ---------      ---------      ---------      ---------
Net increase in cash and cash equivalents           23,199             --             --             --         23,199
Cash and cash equivalents, beginning of
  year                                                 242             --             --             --            242
                                                 ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of year           $  23,441      $      --      $      --      $      --      $  23,441
                                                 =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

                                                  MeriStar                       Non-
                                                Hospitality     Guarantor      Guarantor                      Total
                                                  OP, L.P.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------    ------------   ------------   ------------   ------------
Net cash (used in) provided by operating
  activities                                     $ (74,731)     $  31,632      $ 267,187      $      --      $ 224,088
                                                 ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities                                       360,238       (118,154)        53,522       (309,892)       (14,286)
                                                 ---------      ---------      ---------      ---------      ---------
Net cash (used in) provided by financing
  activities                                      (287,814)        86,458       (320,709)       309,892       (212,173)
                                                 ---------      ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                                  --             64             --             --             64
                                                 ---------      ---------      ---------      ---------      ---------
Net decrease in cash and cash equivalents           (2,307)            --             --             --         (2,307)
Cash and cash equivalents, beginning of
  year                                           $   2,549             --             --             --          2,549
                                                 ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of year           $     242      $      --      $      --      $      --      $     242
                                                 =========      =========      =========      =========      =========

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999

                                                  MeriStar                       Non-
                                                Hospitality     Guarantor      Guarantor                      Total
                                                  OP, L.P.    Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                  --------    ------------   ------------   ------------   ------------
Net cash (used in) provided by operating
  activities                                     $(184,109)     $ 126,905      $ 285,533      $      --      $ 228,329
                                                 ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities                                       277,432        (85,854)       137,685       (527,215)      (197,952)
                                                 ---------      ---------      ---------      ---------      ---------
Net cash used in financing activities              (93,411)       (42,534)      (423,218)       527,215        (31,948)
                                                 ---------      ---------      ---------      ---------      ---------
Effect of exchange rate changes on cash
  and cash equivalents                                  --            (53)            --             --            (53)
                                                 ---------      ---------      ---------      ---------      ---------
Net decrease in cash and cash equivalents              (88)        (1,536)            --             --         (1,624)
Cash and cash equivalents, beginning of
  year                                           $   2,637          1,536             --             --          4,173
                                                 ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of year           $   2,549      $      --      $      --      $      --      $   2,549
                                                 =========      =========      =========      =========      =========

14. Quarterly Financial Information (Unaudited)

      The following is a summary of our quarterly results of operations:

                                                         2001                                               2000
                                                         ----                                               ----
                                      First      Second       Third       Fourth        First       Second       Third      Fourth
                                     Quarter     Quarter     Quarter      Quarter      Quarter      Quarter     Quarter     Quarter
                                     -------     -------     -------      -------      -------      -------     -------     -------
Total revenue ..................    $302,684    $307,167    $247,538     $227,499     $ 67,080     $ 81,515    $117,607    $134,483
Total operating expenses .......     256,432     249,220     233,715      263,865       41,339       43,331      42,206      43,469
Net operating income
    (loss) .....................      46,252      57,947      13,823      (36,366)      25,741       38,184      75,401      91,014
Income (loss) before
    extraordinary gain (loss) ..      14,497      27,131     (18,050)     (65,343)      (2,986)      11,851      45,633      60,138
Net income (loss) ..............      13,271      27,131     (18,050)     (66,837)         414       11,851      45,633      60,138
Diluted earnings (loss)
    per OP unit ................    $   0.29    $   0.52    $  (0.38)    $  (1.39)    $  (0.06)    $   0.23    $   0.85    $   1.15

15. Supplemental Cash Flow Information

                                                                              2001        2000        1999
                                                                              ----        ----        ----
Cash paid for interest and income taxes:

Interest, net of capitalized interest of $6,098, $8,613, and $12,540,
respectively                                                                $105,732    $120,539    $93,491
Income taxes                                                                     618         699      1,009

Non-cash investing and financing activities:
OP Units issued in purchase of property and equipment                             --          --      1,488
Redemption of redeemable OP Units                                              5,428          24     29,412
Deferred purchase price of hotel                                                  --       8,000         --

Operating assets received and liabilities assumed from lease conversion:
   Accounts receivable                                                        47,200          --         --
   Prepaid expenses and other                                                 13,500          --         --
   Furniture and fixtures, net                                                   152          --         --
   Investment in affiliates, net                                               1,629          --         --
                                                                            --------    --------    -------

         Total operating assets received                                      62,481          --         --
                                                                            ========    ========    =======

   Accounts payable and accrued expenses                                      65,706          --         --
   Long-term debt                                                                 32          --         --
                                                                            --------    --------    -------

         Total liabilities acquired                                           65,738          --         --
                                                                            ========    ========    =======

16. Subsequent Event

On February 7, 2002, we sold $200,000 of senior unsecured notes. These notes have an interest rate of 9.13% and mature in January 2011. We used the proceeds to pay down our revolving credit facility. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4,700 loss when this amount was transferred out of partners' capital because the debt being hedged was repaid.

                MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
             SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2001
                             (dollars in thousands)


                                                           Costs subsequent   Gross amount
                            Initial cost to Company        to acquisition     at end of year
                            -----------------------        --------------     --------------
                                               Building           Building            Building   Accum-
                                                  and                and                 and     ulated    Year of
                            Encum-             Improve-           Improve-            Improve-  Deprecia-  Construc-    Date
Description                 brances    Land      ments     Land     ments     Land      ments     tion       tion     Acquired  Life
-----------                 -------    ----      -----     ----     -----     ----      -----     ----       ----     --------  ----
Hotel Assets:
Salt Lake Airport Hilton,
UT                         $    --  $    770 $   12,828 $    --  $  4,185  $    770 $   17,013  $  2,579     1980      3/3/1995  40
Radisson Hotel, Schaumburg,
IL                              --     1,080      5,131    (230)      938       850      6,069     1,107     1979     6/30/1995  40
Sheraton Hotel, Colorado
Springs, CO                     (1)    1,071     14,592       1     4,526     1,072     19,118     2,848     1974     6/30/1995  40
Hilton Hotel, Bellevue, WA      48     5,211      6,766    (441)    3,686     4,770     10,452     1,358     1979      8/4/1995  40
Marriott Hotel, Somerset,
NJ                              (1)    1,978     23,001      --     4,811     1,978     27,812     4,092     1978     10/3/1995  40
Westin Atlanta Airport,
Atlanta, GA                     --     2,650     15,926    (300)    9,517     2,350     25,443     3,734     1982    11/15/1995  40
Sheraton Hotel, Charlotte,
NC                              (1)    4,700     11,057      --     4,032     4,700     15,089     2,123     1985      2/2/1996  40
Radisson Hotel Southwest,
Cleveland, OH                   --     1,330      6,353      --     5,537     1,330     11,890     1,479     1978     2/16/1996  40
Orange County Airport
Hilton, Irvine, CA              (1)    9,990      7,993      --     3,723     9,990     11,716     1,544     1976     2/22/1996  40
The Latham Hotel,
Washington, DC                  --     6,500      5,320      --     4,233     6,500      9,553     1,169     1981      3/8/1996  40
Hilton Hotel, Arlington, TX     (1)    1,836     14,689      79     3,766     1,915     18,455     2,479     1983     4/17/1996  40
Hilton Hotel, Arlington, VA     --     4,000     15,069      --       851     4,000     15,920     2,117     1990     8/23/1996  40

Southwest Hilton, Houston,
TX                              --     2,300     15,665    (613)   (2,871)    1,687     12,794     2,168     1979    10/31/1996  40
Embassy Suites, Englewood,
CO                              (1)    2,500     20,700      --     3,537     2,500     24,237     2,973     1986    12/12/1996  40
Holiday Inn, Colorado
Springs, CO                     --     1,600      4,232    (426)     (257)    1,174      3,975       619     1974    12/17/1996  40
Embassy Row Hilton,
Washington, DC                  --     2,200     13,247      --     3,276     2,200     16,523     1,888     1969    12/17/1996  40
Hilton Hotel & Towers,
Lafayette, LA                   (1)    1,700     16,062      --     2,169     1,700     18,231     2,164     1981    12/17/1996  40
Hilton Hotel, Sacramento,
CA                              (1)    4,000     16,013      --     2,686     4,000     18,699     2,236     1983    12/17/1996  40
Santa Barbara Inn, Santa
Barbara, CA                     --     2,600      5,141      --     1,497     2,600      6,638       770     1959    12/17/1996  40
San Pedro Hilton, San
Pedro, CA                       --       640      6,047      --     2,517       640      8,564       975     1989     1/28/1997  40
Doubletree Hotel,
Albuquerque, NM                 (1)    2,700     15,075      --     2,376     2,700     17,451     1,957     1975     1/31/1997  40
Westchase Hilton & Towers,
Houston, TX                     (1)    3,000     23,991      --     1,578     3,000     25,569     3,113     1980     1/31/1997  40
Sheraton Great Valley Inn,
Frazer, PA                      --     2,150     11,653      11     3,610     2,161     15,263     1,576     1971     3/27/1997  40
Holiday Inn Calgary
Airport, Calgary, Alberta,
Canada                          --       751      5,011     (77)    1,675       674      6,686       666     1981      4/1/1997  40
Sheraton Hotel Dallas,
Dallas, TX                      --     1,300     17,268    (569)   (5,551)      731     11,717     2,389     1974      4/1/1997  40
Radisson Hotel Dallas,
Dallas, TX                      --     1,800     17,580    (868)   (7,542)      932     10,038     2,236     1972      4/1/1997  40
Sheraton Hotel Guildford,
Surrey, BC, Canada              --     2,366     24,008    (244)   (1,335)    2,122     22,673     2,650     1992      4/1/1997  40
Doubletree Guest Suites,
Indianapolis, IN                --     1,000      8,242      --       999     1,000      9,241     1,057     1987      4/1/1997  40
Ramada Vancouver Centre,
Vancouver, BC, Canada           --     4,400      7,840    (451)    1,877     3,949      9,717     1,057     1968      4/1/1997  40
Holiday Inn Sports Complex,
Kansas City, MO                 --       420      4,742      --     2,129       420      6,871       715     1975     4/30/1997  40
Hilton Crystal City,
Arlington, VA                   --     5,800     29,879      --     1,674     5,800     31,553     3,464     1974      7/1/1997  40
Doral Palm Springs,
Cathedral City, CA              --     1,604     16,141      --     3,022     1,604     19,163     2,045     1985      7/1/1997  40
Radisson Hotel & Suites,
Chicago, IL                     --     4,870     39,175      --     3,619     4,870     42,794     4,586     1971     7/15/1997  40
Georgetown Inn, Washington,
DC                              --     6,100      7,103      --     1,824     6,100      8,927       884     1962     7/15/1997  40
Embassy Suites Center City,
Philadelphia, PA                (1)    5,500     26,763      --     3,529     5,500     30,292     3,085     1963     8/12/1997  40
Doubletree Hotel Austin,
Austin, TX                      (1)    2,975     25,678      --     3,288     2,975     28,966     3,003     1984     8/14/1997  40
Radisson Plaza Hotel,
Lexington, KY                   --     1,100     30,375      --     6,315     1,100     36,690     3,780     1982     8/14/1997  40
Jekyll Inn, Jekyll Island,
GA                              --        --      7,803      --     3,548        --     11,351     1,148     1971     8/20/1997  40

Holiday Inn Metrotown,
Burnaby, BC, Canada             --     1,115      5,303    (114)      796     1,001      6,099       620     1989     8/22/1997  40
Embassy Suites
International Airport,
Tucson, AZ                      --     1,640     10,444      --     2,392     1,640     12,836     1,230     1982  1  0/23/1997  40
Westin Morristown, NJ           --     2,500     19,128     100     3,835     2,600     22,963     2,195     1962  1  1/20/1997  40
Doubletree Hotel Bradley
International Airport,
Windsor Locks, CT               --     1,013     10,228      87     1,861     1,100     12,089     1,142     1985  1  1/24/1997  40
Sheraton Hotel, Mesa, AZ        --     1,850     16,938      --     2,650     1,850     19,588     2,140     1985     12/5/1997  40
Metro Airport Hilton &
Suites, Detroit, MI             --     1,750     12,639      --     1,371     1,750     14,010     1,355     1989  1  2/16/1997  40
Marriott Hotel, Los
Angeles, CA                     --     5,900     48,250      --     7,615     5,900     55,865     5,362     1983  1  2/18/1997  40
Austin Hilton & Towers, TX      --     2,700     15,852      --     2,876     2,700     18,728     1,758     1974      1/6/1998  40

Dallas Renaissance North,
TX                              --     3,400     20,813      --     3,826     3,400     24,639     2,320     1979      1/6/1998  40
Houston Sheraton
Brookhollow Hotel, TX           --     2,500     17,609      --     2,562     2,500     20,171     1,959     1980      1/6/1998  40

Seelbach Hilton,
Louisville, KY                  --     1,400     38,462      --     7,265     1,400     45,727     4,117     1905      1/6/1998  40

Midland Hilton & Towers, TX     --       150      8,487      --     1,814       150     10,301       968     1976      1/6/1998  40

Westin Oklahoma, OK             --     3,500     27,588      --     2,745     3,500     30,333     2,908     1977      1/6/1998  40

Sheraton Hotel, Columbia,
MD                              --     3,600     21,393      --     3,871     3,600     25,264     2,141     1972     3/27/1998  40
Radisson Cross Keys,
Baltimore, MD                   --     1,500      5,615      --     1,566     1,500      7,181       598     1973     3/27/1998  40
Sheraton Fisherman's Wharf,
San Francisco, CA               (1)   19,708     61,751      --     4,984    19,708     66,735     5,983     1975      4/2/1998  40
Hartford Hilton, CT             --     4,073     24,458      --     3,051     4,073     27,509     2,158     1975     5/21/1998  40
Holiday Inn Dallas DFW
Airport South,TX            12,211     3,388     28,847      --       274     3,388     29,121     2,499     1974      8/3/1998  40
Courtyard by Marriott
Meadowlands, NJ                 --        --      9,649      --       144        --      9,793       829     1993      8/3/1998  40
Hotel Maison de Ville, New
Orleans, LA                     --       292      3,015      --        58       292      3,073       261     1778      8/3/1998  40
Hilton Hotel Toledo, OH         --        --     11,708      --        90        --     11,798     1,017     1987      8/3/1998  40
Holiday Inn Select Dallas
DFW Airport West, TX            --       947      8,346    (270)   (2,083)      677      6,263       828     1974      8/3/1998  40
Holiday Inn Select New
Orleans International
Airport LA                      (1)    3,040     25,616      --     2,786     3,040     28,402     2,317     1973      8/3/1998  40
Crowne Plaza Madison, WI        (1)    2,629     21,634      --       441     2,629     22,075     1,875     1987      8/3/1998  40
Wyndham Albuquerque Airport
Hotel, NM                       --        --     18,889      --       241        --     19,130     1,628     1972      8/3/1998  40
Wyndham San Jose Airport
Hotel, TX                       --        --     35,743      --     1,296        --     37,039     3,120     1974      8/3/1998  40
Holiday Inn Select Mission
Valley, CA                      --     2,410     20,998      --       302     2,410     21,300     1,822     1970      8/3/1998  40
Sheraton Safari Resort,
Lake Buena Vista, FL            --     4,103     35,263      --     9,058     4,103     44,321     3,528     1985      8/3/1998  40
Hilton Monterey, CA             --     2,141     17,666      --     5,252     2,141     22,918     1,799     1971      8/3/1998  40
Hilton Hotel Durham, NC         --     1,586     15,577      --     3,052     1,586     18,629     1,438     1987      8/3/1998  40
Wyndham Garden Hotel
Marietta, GA                    --     1,900     17,077      --       694     1,900     17,771     1,486     1985      8/3/1998  40
Westin Resort Key Largo, FL     --     3,167     29,190      --       675     3,167     29,865     2,542     1985      8/3/1998  40
Doubletree Guest Suites
Atlanta, GA                  8,393     2,236     18,514      --     3,900     2,236     22,414     1,831     1985      8/3/1998  40
Radisson Hotel Arlington
Heights, IL                     --     1,540     12,645      --     8,291     1,540     20,936     1,443     1981      8/3/1998  40
Holiday Inn Select Bucks
County, PA                      --     2,610     21,744      --     3,161     2,610     24,905     1,943     1987      8/3/1998  40
Hilton Hotel Cocoa Beach,
FL                              --     2,783     23,076      --     1,925     2,783     25,001     2,123     1986      8/3/1998  40

Radisson Universal Orlando,
FL                              --     9,555     73,486      --     8,484     9,555     81,970     6,747     1972      8/3/1998  40
Crowne Plaza Phoenix, AZ        --     1,852     15,957      --     3,485     1,852     19,442     1,632     1981      8/3/1998  40
Hilton Airport Hotel Grand
Rapids, MI                      (1)    2,049     16,657      --     1,116     2,049     17,773     1,481     1979      8/3/1998  40
Marriott West Loop Houston,
TX                              (1)    2,943     23,934      --     4,409     2,943     28,343     2,229     1976      8/3/1998  40
Courtyard by Marriott
Durham, NC                      --     1,406     11,001      --        76     1,406     11,077       946     1996      8/3/1998  40
Courtyard by Marriott,
Marina Del Rey, CA              --     3,450     24,534      --     2,659     3,450     27,193     2,148     1976      8/3/1998  40
Courtyard by Marriott,
Century City, CA                --     2,165     16,465      --     1,142     2,165     17,607     1,424     1986      8/3/1998  40
Courtyard by Marriott,
Orlando, FL                     --        --     41,267      --     2,593        --     43,860     3,653     1972      8/3/1998  40
Crowne Plaza, San Jose, CA      (1)    2,130     23,404     (24)    1,676     2,106     25,080     2,128     1975      8/3/1998  40
Doubletree Hotel Westshore,
Tampa, FL                       --     2,904     23,476      --     9,689     2,904     33,165     2,361     1972      8/3/1998  40
Howard Johnson Resort Key

Largo, FL                       --     1,784     12,419      --     1,195     1,784     13,614     1,101     1971      8/3/1998  40
Radisson Annapolis, MD          --     1,711     13,671      --     2,012     1,711     15,683     1,228     1975      8/3/1998  40
Holiday Inn Fort
Lauderdale, FL                  --     2,381     19,419      --     2,192     2,381     21,611     1,763     1969      8/3/1998  40

Holiday Inn Madeira Beach,
FL                              --     1,781     13,349      --       123     1,781     13,472     1,159     1972      8/3/1998  40

Holiday Inn Chicago O'Hare,
IL                          18,038     4,290     72,631      --    15,883     4,290     88,514     6,777     1975      8/3/1998  40
Holiday Inn & Suites
Alexandria, VA                  --     1,769     14,064      --     1,639     1,769     15,703     1,242     1985      8/3/1998  40
Hilton Clearwater, FL           --        --     69,285      --     4,318        --     73,603     6,126     1980      8/3/1998  40
Radisson Rochester, NY          --        --      6,499      --     2,934        --      9,433       675     1971      8/3/1998  40
Radisson Old Towne
Alexandria, VA                  --     2,241     17,796      --     3,824     2,241     21,620     1,632     1975      8/3/1998  40
Ramada Inn Clearwater, FL       --     1,270     13,453      --       160     1,270     13,613     1,616     1969      8/3/1998  40
Crowne Plaza Las Vegas, NV      --     3,006     24,011      --      (206)    3,006     23,805     2,059     1989      8/3/1998  40
Crowne Plaza Portland, OR    4,754     2,950     23,254      --       211     2,950     23,465     2,047     1988      8/3/1998  40
Four Points Hotel, Mt
Arlington, NJ                3,932     6,553      6,058      --    (1,562)    6,553      4,496       537     1984      8/3/1998  40
Ramada Inn Mahwah, NJ           --     1,117      8,994    (312)   (2,385)      805      6,609       801     1972      8/3/1998  40
Ramada Plaza Meriden, CT        --     1,247     10,057      --       (53)    1,247     10,004       864     1985      8/3/1998  40
Ramada Plaza Shelton, CT     4,416     2,040     16,235      --        41     2,040     16,276     1,395     1989      8/3/1998  40
Sheraton Crossroads Mahwah,
NJ                              --     3,258     26,185      --       309     3,258     26,494     2,320     1986      8/3/1998  40
St. Tropez, Las Vegas, NV       --     3,027     24,429      --        42     3,027     24,471     2,096     1986      8/3/1998  40
Doral Forrestal, Princeton,
NJ                              --     9,578     57,555      --     8,551     9,578     66,106     5,364     1981     8/11/1998  40

South Seas Resort, Captiva,
FL                             543     3,084     83,573      --     8,623     3,084     92,196     7,187     1975     10/1/1998  40
Radisson Suites Beach
Resort, Marco Island, FL        --     7,120     35,300      --     2,253     7,120     37,553     2,983     1983     10/1/1998  40

Best Western Sanibel
Island, FL                      --     3,868      3,984      17       338     3,885      4,322       260     1967     10/1/1998  40
The Dunes Golf & Tennis
Club, Sanibel Island, FL        --     7,705      3,043       9        31     7,714      3,074       252     1964     10/1/1998  40

Sanibel Inn, Sanibel
Island, FL                      --     8,482     12,045      --       167     8,482     12,212       979     1964     10/1/1998  40

Seaside Inn, Sanibel
Island, FL                      --     1,702      6,416      22        80     1,724      6,496       525     1964     10/1/1998  40
Song of the Sea, Sanibel
Island, FL                      --       339      3,223      19        70       358      3,293       266     1964     10/1/1998  40
Sundial Beach Resort,
Sanibel Island, FL              --       320     12,009      --     1,974       320     13,983     1,043     1975     10/1/1998  40
Holiday Inn Madison, WI         --     4,143      6,692      --       526     4,143      7,218       516     1965     1/11/1999  40
Safety Harbor Resort and
Spa, Safety Harbor, FL          --       732     19,618      --     1,639       732     21,257       934     1926     5/31/2000  40
                                    -------- ---------- -------  --------  -------- ----------  --------
                                    $315,515 $2,199,762 $(4,594) $273,889  $310,921 $2,473,651  $233,612
                                    ======== ========== =======  ========  ======== ==========  ========

(1) These properties secure the Secured Facility which, as of December 31, 2001, had an outstanding balance of $319,788.

The components of our hotel property and equipment are as follows:

                                                 Property and        Accumulated
                                                   Equipment        Depreciation
                                                   ---------        ------------
Land                                              $  310,921         $       --
Building and Improvements                          2,473,651            233,612
Furniture and equipment                              354,392            163,768
Construction in progress                              44,713                 --
                                                  ----------         ----------

Total property and equipment                      $3,183,677         $  397,380
                                                  ==========         ==========

A reconciliation of our investment in hotel property and equipment and related accumulated depreciation is as follows:

                                                        2001             2000             1999
                                                        ----             ----             ----
Hotel property and equipment
   Balance, beginning of period                     $ 3,193,730      $ 3,118,723      $ 2,957,543
     Acquisitions during period                              --           19,618           12,081
     Improvements and construction
       -in-progress                                      47,467           78,911          160,294
     Loss on asset impairment                           (43,582)
     Cost of real estate sold                           (13,938)         (23,522)         (11,195)
                                                    -----------      -----------      -----------

   Balance, end of period                             3,183,677        3,193,730        3,118,723
                                                    -----------      -----------      -----------

Accumulated depreciation
   Balance, beginning of period                         287,229          182,430           83,797
     Additions-depreciation expense                     112,465          107,363           99,297
     Cost of real estate sold                            (2,314)          (2,564)            (664)
                                                    -----------      -----------      -----------

   Balance, end of period                               397,380          287,229          182,430
                                                    -----------      -----------      -----------

Net hotel property and equipment, end of period     $ 2,786,297      $ 2,906,501      $ 2,936,293
                                                    ===========      ===========      ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 405 of Regulation S-K with respect to Directors and Executive Officers of the Company will be included in an amendment to this Form 10-K which will be filed on or before April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in an amendment to this Form 10-K which will be filed on or before April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be included in an amendment to this Form 10-K which will be filed on or before April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in an amendment to this Form 10-K which will be filed on or before April 30, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a). Index to Financial Statements and Financial Statement Schedules

      1. Financial Statements

      The Financial Statements included in the Annual Report on Form 10-K are listed in Item 8.

      2. Reports on Form 8-K

      Current report on Form 8-K dated and filed on August 16, 2001, regarding the first amendment to the merger agreement with FelCor Lodging Trust Incorporated.

      Current report on Form 8-K dated and filed on September 21, 2001, regarding the termination of the merger agreement with FelCor Lodging Trust Incorporated.

      (b). Financial Statement Schedules

      The Financial Statement Schedules included in the Annual Report on Form 10-K are listed in Item 8.

3. Exhibits

      All Exhibits listed below are filed with this Annual Report on Form 10-K unless specifically stated to be incorporated by reference to other documents previously filed with the Commission.

Exhibit No.                      Description of Document
-----------                      -----------------------

3.1 Second Articles of Amendment and Restatement of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 to MeriStar Hospitality's Registration Statement No. 333-4568).

3.1.1 Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated August 11, 2000 (incorporated by reference to Exhibit 3.1.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

3.1.2 Articles of Amendment of Second Articles of Amendment and Restatement of Incorporation dated June 30, 2001 (incorporated by reference to Exhibit 3.1.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

3.2 Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 on MeriStar Hospitality's Form S-3 (Registration Statement No. 333-66229) filed with the Securities and Exchange Commission on October 28, 1998).

4.1 Form of Share Certificate (incorporated by reference to Exhibit 4.1 on MeriStar Hospitality's Registration Statement No. 333-4568).

4.2 Indenture, dated as of August 19, 1997 (the "August 1997 Indenture"), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15,
            2000).

4.2.1 Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.2.2 First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.2.3 Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.2.4 Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to MeriStar Hospitality's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

4.2.5 Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.2.6 Fifth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.6 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.3 Indenture (the "Convertible Notes Indenture"), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality's Form 10-K filed with the Securities and Exchange Commission on March 15, 2000).

4.3.1 Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

4.3.2 First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000)

4.4 Indenture (the "March 1999 Indenture"), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to MeriStar Hospitality's Form S-4 (Registration Statement No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999).

4.4.1 Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to

            MeriStar Hospitality's Form S-4 (Registration Statement No. 333-78163) filed with the Securities and Exchange Commission on May 10, 1999).

4.4.1 First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to MeriStar Hospitality's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

4.4.2 Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.4.3 Third Supplemental Indenture to the March 1999 Indenture Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.3 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.5 Indenture (the "January 2001 Indenture"), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to
            Exhibit 4.14 to MeriStar Hospitality's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

4.5.1 Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.5.2 First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.5.3 Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.6 Indenture (the "December 2001 Indenture"), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to
            Exhibit 4.6 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.6.1 Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.6.2 Registration Rights Agreement, dated December 19, 2001,between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

4.6.3 First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.7 Indenture (the "February 2002 Indenture"), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to
            Exhibit 4.7 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.7.1 Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

4.7.2 Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

10.1 Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission filed on March 2, 1999).

10.2 Second Amended and Restated Senior Secured Credit Agreement dated as of August 3, 1998 (the "Senior Credit Agreement" (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality's Form 10-K filed with the Securities and Exchange Commission filed on March 2, 1999).

10.2.1 First Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

10.2.2 Second Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

10.2.3 Third Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.3 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

10.2.4 Fourth Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.4 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

10.2.5 Fifth Amendment to the Second Amended and Restated Senior Secured Credit Agreement (incorporated by reference to Exhibit 10.2.4 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

10.3 Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 15, 2000).

10.4 Intercompany Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., MeriStar Hotels & Resorts, Inc. and MeriStar H&R Operating Company L.P. ("Intercompany Agreement") (incorporated by reference to Exhibit 10.4 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

10.4.1 Amendment to the Intercompany Agreement (incorporated by reference to Exhibit 10.15 to MeriStar Hospitality's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 6, 2001).

10.5 Revolving Credit Agreement (the "MeriStar Hotels Revolving Credit Agreement"), dated as of August 3, 1998, by and between MeriStar H&R Operating Company, L.P. and MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6,
            2002).

10.5.1 Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

10.5.2 Second Amendment to MeriStar Hotels Revolving Credit Agreement (incorporated by reference to Exhibit 10.5.2 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

10.6 Term Note by MeriStar H&R Operating Company, L.P. to MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

10.7 MeriStar Hospitality Corporation Incentive Plan (the "Incentive Plan") (incorporated by reference to Exhibit 10.1 to MeriStar Hospitality's Form S-4/A (Registration Statement No. 333-49611) filed with the Securities and Exchange Commission on June 22, 1998).

10.7.1 Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

10.8 MeriStar Hospitality Corporation Non-Employee Directors' Incentive Plan (the "Directors' Plan") (incorporated by reference to Exhibit
            10.2 to MeriStar Hospitality's Form S-4/A (Registration Statement No. 333-49611) filed with the Securities and Exchange Commission on June 22, 1998).

10.8.1 Amendment to the Directors' Plan (incorporated by reference to Exhibit 10.8.1 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

10.9 Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to MeriStar Hospitality's Form 10-Q for the quarter ended March 31, 2000 filed with the Securities and Exchange Commission on May 12, 2000).

10.10 MeriStar Hospitality Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 in MeriStar Hospitality's Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 6, 2002).

10.11 Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to MeriStar Hospitality's Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 13, 2000).

10.12 Employment Agreement between MeriStar Hospitality Corporation and Steven D. Jorns (incorporated by reference to Exhibit 10.4 to MeriStar Hospitality's Form S-4/A (Registration Statement No. 333-49611) filed with the Securities and Exchange Commission on June 22, 1998).

10.13 Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to MeriStar Hospitality's Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission on March 2,
            1999) .

10.14 Employment Agreement between MeriStar Hospitality Corporation and John Emery (incorporated by reference to Exhibit 10.9 to MeriStar Hospitality's Form 10-Q for the quarter ended September 30, 2000 filed with the Securities and Exchange Commission on November 13,
            2000).

12          Schedule Regarding the Computation of Ratios.

21          Subsidiaries of the Company.

24          Power of Attorney (see signature page).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MeriStar Hospitality Operating Partnership, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.


                               BY:  /s/ Paul W. Whetsell
                                   ------------------------------------
                                   Paul W. Whetsell
                                   Chairman Chief Executive Officer and

Dated: March 27, 2002

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles and John Emery, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person's name, place and stead, in any and all capacities to sign any and all amendments (including post-effective amendments) to this report filed pursuant to the requirements of
Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----


  /s/ Paul W. Whetsell        Chief Executive Officer             March 27, 2002
-----------------------       and Chairman
    Paul W. Whetsell


  /s/ Steven D. Jorns         Vice Chairman                       March 27, 2002
-----------------------
  Steven D. Jorns


     /s/ John Emery           Chief Operating Officer             March 27, 2002
-----------------------       and Director
      John Emery


  /s/ James A. Calder         Chief Accounting Officer            March 27, 2002
-----------------------
    James A. Calder


/s/ J. Taylor Crandall        Director                            March 27, 2002
-----------------------
  J. Taylor Crandall


/s/ James F. Dannhauser       Director                            March 27, 2002
-----------------------
  James F. Dannhauser


/s/  William S. Janes         Director                            March 27, 2002
-----------------------
    William S. Janes


                              Director                            March __, 2002
-----------------------
  H. Cabot Lodge III


  /s/ Bruce G. Wiles          Director                            March 27, 2002
-----------------------
    Bruce G. Wiles

/s/ James R. Worms      Director                                  March 27, 2002
-------------------
   James R. Worms

/s/ D. Ellen Shuman
-------------------     Director                                  March 27, 2002
  D. Ellen Shuman