Form 10-Q
period 2002-03-31
MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP
filed 2002-05-15
CIK 1142257, 1142258

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the quarterly period ended March 31, 2002 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                        For the transition period from to


                        COMMISSION FILE NUMBER 333-63768

                MERISTAR HOSPITALITY                                         MERISTAR HOSPITALITY
             OPERATING PARTNERSHIP, L.P.                                          FINANCE CORP
(Exact name of Registrant as specified in its Charter)     (Exact name of Registrant as specified in its Charter)

                      DELAWARE                                                     DELAWARE
               (State of Incorporation)                                   (State of Incorporation)

                     75-2648837                                                   52-2321015
          (IRS Employer Identification No.)                            (IRS Employer Identification No.)

             1010 WISCONSIN AVENUE, N.W.                                   1010 WISCONSIN AVENUE, N.W.
               WASHINGTON, D.C. 20007                                        WASHINGTON, D.C. 20007
                   (202) 965-4455                                                (202) 965-4455
    (Address, including zip code, and telephone                   (Address, including zip code, and telephone
     number, including area code, of Principal                     number, including area code, of Principal
                 Executive Offices)                                             Executive Offices)

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


Explanatory Note:
This quarterly report on Form 10-Q is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP, and by MeriStar Hospitality Finance Corp, or MeriStar Finance. No separate financial or other information of MeriStar Finance is material to holders of the securities of MHOP or MeriStar Finance, since as of March 31, 2002, MeriStar Finance had no operations, no employees, only nominal assets and no liabilities other than its obligations under the indenture governing its senior unsecured notes issued in January 2001 and for related financing costs.

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Quarterly Report on Form 10-Q:

                                      INDEX
                                                                          Page
                                                                          ----

PART I.   FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed Consolidated Balance Sheets -
          March 31, 2002 and December 31, 2001                               3

          Condensed Consolidated Statements of Operations -
          Three months ended March 31, 2002 and 2001                         4

          Condensed Consolidated Statement of Partners' Capital -
          Three months ended March 31, 2002 and 2001                         6

          Condensed Consolidated Statements of Cash Flows -
          Three months ended March 31, 2002 and 2001                         7

          Notes to Condensed Consolidated Financial Statements               8


ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     14

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                       21

PART II.  OTHER INFORMATION                                                 23

ITEM 5:   OTHER INFORMATION                                                 23

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K                                  23

PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  March 31, 2002     December 31, 2001
                                                                  --------------     -----------------
                                                                     (unaudited)
Assets
  Investments in hotel properties                                   $ 3,195,949           $ 3,183,677
  Accumulated depreciation                                             (425,765)             (397,380)
                                                                    -----------           -----------
                                                                      2,770,184             2,786,297
  Cash and cash equivalents                                              25,966                23,441
  Accounts receivable, net of allowance for doubtful
    Accounts of $964 and $973                                            59,432                47,178
  Prepaid expenses and other                                             16,672                18,306
  Notes receivable from MeriStar Hotels                                  58,069                36,000
  Due from MeriStar Hotels                                                   --                 8,877
  Investments in affiliates                                              41,714                41,714
  Restricted cash                                                        18,352                21,304
  Intangible assets, net of accumulated amortization
    of $6,439 and $5,289                                                 21,167                21,469
                                                                    -----------           -----------
                                                                    $ 3,011,556           $ 3,004,586
                                                                    ===========           ===========

Liabilities, Minority Interests and Stockholders' Equity
  Accounts payable, accrued expenses and other liabilities          $   124,143           $   123,972
  Accrued interest                                                       41,309                45,009
  Due to MeriStar Hotels                                                  3,968                    --
  Income taxes payable                                                       82                   310
  Distributions payable                                                     447                 1,090
  Deferred income taxes                                                   6,849                 7,130
  Interest rate swaps                                                     8,703                12,100
  Notes payable to MeriStar Hospitality                                 357,214               357,117
  Long-term debt                                                      1,356,564             1,343,017
                                                                    -----------           -----------
Total liabilities                                                     1,899,279             1,889,745
                                                                    -----------           -----------
Minority interests                                                        2,650                 2,639
Redeemable OP units at redemption value                                  82,117                67,012
Partners' capital - common OP units 44,654,578 and
  44,524,147 issued and outstanding                                   1,027,510             1,045,190
                                                                    -----------           -----------
                                                                    $ 3,011,556           $ 3,004,586
                                                                    ===========           ===========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Three months ended
                                                                                      March 31,
                                                                                      ---------
                                                                                2002             2001
                                                                                ----             ----
Revenue:
 Hotel operations:
  Rooms                                                                      $ 170,548        $ 200,380
  Food and beverage                                                             62,065           71,291
  Other operating departments                                                   19,108           22,471
 Participating lease revenue                                                        --            3,784

 Office rental and other revenues                                                4,943            4,758
                                                                             ---------        ---------

Total revenue                                                                  256,664          302,684
                                                                             ---------        ---------

Hotel operating expenses by department:
 Rooms                                                                          38,935           45,722
 Food and beverage                                                              44,405           51,404
 Other operating departments                                                    10,694           11,570
Office rental, parking and other operating
 expenses                                                                          814              937
Undistributed operating expenses:
 Administrative and general                                                     43,471           44,917
 Property operating costs                                                       37,381           42,699
 Property taxes, insurance and other                                            20,082           18,387
 Depreciation and amortization                                                  30,592           29,387
 Write-off of deferred financing costs                                           1,529               --
 Loss on fair value of non-hedging derivatives                                   4,735               --
 Write down of investment in STS Hotel Net                                          --            2,112
 Swap termination costs                                                             --            9,297
                                                                             ---------        ---------

Total operating expenses                                                       232,638          256,432
                                                                             ---------        ---------

Net operating income                                                            24,026           46,252

Interest expense, net                                                           34,588           30,229
                                                                             ---------        ---------
Income (loss) before minority interests, income tax expense (benefit),
 loss on sale of assets and extraordinary loss                                 (10,562)          16,023

Minority interests                                                                  11               11
                                                                             ---------        ---------

Income (loss) before income tax expense (benefit), loss on sale of
 assets and extraordinary loss                                                 (10,573)          16,012


Income tax expense (benefit)                                                      (249)             453
                                                                             ---------        ---------

Income (loss) before loss on sale of assets and extraordinary loss             (10,324)          15,559

Loss on sale of assets, net of tax effect of ($19)                                  --           (1,062)

Extraordinary loss on early extinguishments of debt, net of tax
 effect of ($17)                                                                    --           (1,226)
                                                                             ---------        ---------

Net income (loss)                                                            $ (10,324)       $  13,271

Preferred distributions                                                           (141)            (141)
                                                                             ---------        ---------
Net income (loss) applicable to common
 unitholders                                                                 $ (10,465)       $  13,130
                                                                             =========        =========


                                                                                 Three months ended
                                                                                      March 31,
                                                                                      ---------
                                                                                2002             2001
                                                                                ----             ----
Net income (loss) applicable to common
 unitholders                                                                 $ (10,465)       $  13,130
                                                                             =========        =========
Net income (loss) applicable to general partner
 common unitholder                                                           $  (9,585)       $  11,970
                                                                             =========        =========
Net income (loss) applicable to third party
 limited partner common unitholders                                          $    (880)       $   1,160
                                                                             =========        =========

Earnings per unit:

   Basic:
   Income (loss) before extraordinary loss                                   $   (0.22)       $    0.29
   Extraordinary loss                                                               --            (0.02)
                                                                             ---------        ---------
   Net income (loss)                                                         $   (0.22)       $    0.27
                                                                             =========        =========

   Diluted:
   Income (loss) before extraordinary loss                                   $   (0.22)       $    0.29
   Extraordinary loss                                                               --            (0.02)
                                                                             ---------        ---------

   Net income (loss)                                                         $   (0.22)       $    0.27
                                                                             =========        =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
IN THOUSANDS
UNAUDITED

                                                                 Three months ended March 31,
                                                                    2002              2001
                                                                    ----              ----
Balance at beginning of year                                    $ 1,045,190        $ 1,142,772

Net income (loss)                                                   (10,324)            13,271
Foreign currency translation adjustment                                  12               (974)
Transition adjustment                                                    --             (2,842)
Change in fair value of cash flow hedges                                511             (4,793)
                                                                -----------        -----------
 Comprehensive income (loss)                                         (9,801)             4,662

Reclassification of non-hedging derivatives                           4,735                 --
Contributions                                                         3,155                280
Contribution from general partner related to amortization
   of unearned stock-based compensation                                 880                797
Repurchase of units                                                    (409)                --
Allocations from (to) redeemable OP units                           (15,793)             2,674
Distributions                                                          (447)           (24,283)
                                                                -----------        -----------

  Balance at end of period                                      $ 1,027,510        $ 1,126,902
                                                                ===========        ===========

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                       Three months ended
                                                                            March 31,
                                                                            ---------
                                                                      2002             2001
                                                                      ----             ----
Operating activities:
Net income (loss)                                                  $ (10,324)       $  13,271

Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
 Depreciation and amortization                                        30,592           29,387
 Loss on fair value of non-hedging derivatives                         4,735               --
 Write-off of deferred financing costs                                 1,529               --
 Loss on sale of assets, before tax effect                                --            1,081
 Write down of investment in STS Hotel Net                                --            2,112
 Extraordinary loss on early extinguishment of debt,
  before tax effect                                                       --            1,243
 Minority interests                                                       11               11
 Amortization of unearned stock based compensation                       880              797
 Interest rate swaps marked to fair value                             (2,887)              --
 Deferred income taxes                                                  (281)             144

 Changes in operating assets and liabilities:
  Accounts receivable, net                                           (12,254)          (7,173)
  Prepaid expenses and other                                           1,634           (2,580)
  Due to/from MeriStar Hotels                                           (224)          11,512
  Accounts payable, accrued expenses and other liabilities              (342)          (4,888)
  Accrued interest                                                    (3,700)           2,592
  Income taxes payable                                                  (228)             283
                                                                   ---------        ---------

Net cash provided by operating activities                              9,141           47,792
                                                                   ---------        ---------

Investing activities:
 Investment in hotel properties                                      (12,292)          (8,743)
 Proceeds from disposition of assets                                      --            7,274
 Hotel operating cash received in lease conversions                       --            3,778
 Notes receivable from MeriStar Hotels                                (9,000)         (36,000)
 Change in restricted cash                                             2,952            1,697
                                                                   ---------        ---------

Net cash used in investing activities                                (18,340)         (31,994)
                                                                   ---------        ---------

Financing activities:
 Deferred financing costs                                             (3,131)          (9,322)
 Proceeds from mortgages and notes payable                           234,545          578,347
 Principal payments on mortgages and notes payable                  (220,901)        (541,720)
 Contributions from partners                                           3,155              280
 Repurchase of units                                                    (409)              --
 Distributions paid to partners                                       (1,264)         (24,859)
                                                                   ---------        ---------

Net cash provided by financing activities                             11,995            2,726
                                                                   ---------        ---------

Effect of exchange rate changes on cash and cash equivalents            (271)             216
                                                                   ---------        ---------
Net increase in cash and cash equivalents                              2,525           18,740
Cash and cash equivalents, beginning of period                        23,441              242
                                                                   ---------        ---------

Cash and cash equivalents, end of period                           $  25,966        $  18,982
                                                                   =========        =========

See accompanying notes to condensed consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
UNAUDITED (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of March 31, 2002, we owned 112 hotels, with 28,653 rooms, all of which are leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest in us as of March 31, 2002. The limited partners are as follows:
     . MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of March 31, 2002; and
     . various third parties, which owned an aggregate interest of nine percent at March 31, 2002.

Partners' capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 482,838 common OP units as of March 31, 2002. MeriStar LP, Inc. held 44,171,740 common OP units as of March 31, 2002. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner's capital and classified as Redeemable OP units and are recorded at redemption value. At March 31, 2002, there were 4,121,355 redeemable units outstanding.

On January 1, 2001, changes to the federal tax laws governing real estate investment trusts became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. Because of the RMA, we have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

     . Managing the properties they lease (our taxable subsidiaries must enter into an "arms length" management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners),
     .    Leasing a property that contains gambling operations; and
     .    Owning a brand or franchise.

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

During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime. These hotels are now managed by MeriStar Hotels under management agreements identical to our other management agreements with MeriStar Hotels, except that the term on four of the agreements is one year with additional one- year renewal periods.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We have prepared these unaudited interim financial statements according to the rules and regulations of the Securities and Exchange Commission. We have omitted certain information and footnote disclosures that are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements, accompanying notes and other information included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires a public entity to report selected information about operating segments in financial reports issued to shareholders. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment. The standard also establishes requirements for related disclosures about products and services, geographic areas and major customers. Revenues for Canadian operations totaled $4,525 and $5,522 for the three months ended March 31, 2002 and 2001, respectively.

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. FAS No. 137 and No. 138 amended certain provisions of FAS No. 133. We adopted these accounting pronouncements on January 1, 2001.

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

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of March 31, 2002, we had three swap agreements with notional amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. The interest rate swap agreements are reflected at fair value in our consolidated balance sheet as of March 31, 2002.
 For more information regarding our interest rate hedging activities, see "Quantitative and Qualitative Disclosures about Market Risk."

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121. We did not have any asset sales or impairments in the first three months of 2002; therefore, SFAS No. 144 has no effect on our financial statement for that period.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143 "Accounting for Asset Retirement Obligations." These new standards have no effect on our financial statements for the first three months of 2002.

3.  NOTE RECEIVABLE FROM LESSEE

We may lend MeriStar Hotels up to $50,000 for general corporate purposes under a revolving credit agreement. The interest rate on this credit agreement is 650 basis points over the 30-day London Interbank Offered Rate. As of March 31, 2002, $45,000 was outstanding under this revolving credit agreement.

MeriStar Hotels also issued us a term note effective January 1, 2002. This $13,069 term note refinances outstanding accounts payable MeriStar Hotels owed to us. The term note bears interest at 650 basis points over the 30-day LIBOR. The maturity date is the same as that of the revolving credit agreement.

4.  LONG-TERM DEBT

Long-term debt consisted of the following:

                                           March 31, 2002   December 31, 2001
                                           --------------   -----------------
Senior unsecured notes ..............       $   950,000        $   750,000
Revolving credit facility ...........            43,000            224,000
Secured facility ....................           330,000            330,000
Mortgage debt and other .............            51,687             52,335
                                            -----------        -----------
                                              1,374,687          1,356,335
Notes payable to MeriStar Hospitality           359,300            359,300
Unamortized issue discount ..........           (20,209)           (15,501)
                                            -----------        -----------
                                            $ 1,713,778        $ 1,700,134
                                            ===========        ===========

As of March 31, 2002 aggregate future maturities of the above obligations are as follows:

2002................................. $   14,057
2003.................................     51,589
2004.................................    171,168
2005.................................      9,265
2006.................................     10,006
Thereafter...........................  1,457,693
                                      ----------
                                      $1,713,778
                                      ==========

In February 2002, we issued an additional $200,000 ($196,250, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195,000 of the outstanding balance under our revolving credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4,735 loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300,000. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310,000 to $150,000. We recognized a $1,529 loss due to the write-off of deferred financing costs related to reducing the borrowing capacity of our revolving credit agreement.

On January 26, 2001, we issued $300,000 aggregate principal amount of 9.0% senior notes due 2008 and $200,000 of 9.13% senior notes due 2011. The notes are unsecured obligations of certain subsidiaries of ours and we guarantee payment of principal and interest on the notes. The net proceeds from the sale of $492,000 were used to repay amounts outstanding under the credit facility and to make payments to terminate certain swap agreements that hedged variable interest rates of the loans that were repaid. The repayments of term loans under the credit facility resulted in an extraordinary loss of $1,243 ($1,226, net of tax) from the write-off of deferred financing costs. Also, in conjunction with the sales of the senior unsecured notes, we terminated three swap agreements with notional amounts totaling $300,000.

These swap agreements were designated to the credit facility term loans that were repaid with the proceeds from the sale of these notes. We made payments totaling $9,297 to terminate these swap agreements.

5.  DISTRIBUTIONS PAYABLE

On March 20, 2002, we declared a dividend for the three months ended March 31, 2002 of $0.01 per unit of limited partnership interest. We paid the distributions on April 30, 2002.

6.  EARNINGS PER UNIT

The following table presents the computation of basic and diluted earnings per unit:

                                                 Three months ended
                                                 ------------------
                                                      March 31,
                                                      ---------
                                                2002            2001
                                                ----            ----
BASIC EARNINGS (LOSS) PER
UNIT COMPUTAION:
Income (loss) before extraordinary
 loss                                         $(10,324)       $ 14,497
Dividends paid on unvested restricted
 stock                                              (2)           (183)
Preferred distributions                           (141)           (141)
                                              --------        --------
Income (loss) available to common
 unitholders                                   (10,467)         14,173
Weighted average number of OP
 units outstanding                              48,670          48,421
                                              --------        --------
Basic earnings (loss) per unit before
 extraordinary loss                           $  (0.22)       $   0.29
                                              ========        ========

DILUTED EARNINGS (LOSS) PER
UNIT COMPUTATION:
Income (loss) available to common
 unitholders                                  $(10,467)       $ 14,173
                                              ========        ========

Weighted average number of OP
 units outstanding                              48,670          48,421
 Stock options of MeriStar                          --             322
                                              --------        --------
Total weighted average number of
 diluted OP units outstanding                   48,670          48,743
                                              ========        ========
Diluted earnings (loss) per unit before
 extraordinary loss                           $  (0.22)       $   0.29
                                              ========        ========


Stock options and operating partnership units are not included in the computation of diluted earnings (loss) per share when their effect is antidilutive.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                                 2002           2001
                                                                                 ----           ----
Cash paid for interest and income taxes:
Interest, net of capitalized interest of
$919 and $2,005 respectively                                                   $ 38,288       $ 27,637
Income taxes                                                                         82            994

Non-cash investing and financing activities:
Redemption of redeemable OP units                                                    --          2,640

Operating assets received and liabilities assumed from lease conversion:
  Accounts receivable                                                                --         47,305
  Prepaid expenses and other                                                         --         12,874
  Furniture and fixtures, net                                                        --            152
  Investment in affiliates, net                                                      --          1,629
                                                                               --------       --------
     Total operating assets received                                                 --         61,960
                                                                               ========       ========

  Accounts payable and accrued expenses                                              --         65,706
  Long-term debt                                                                     --             32
                                                                               --------       --------
  Total liabilities acquired                                                         --        (65,738)
                                                                               ========       ========

8.  STOCK-BASED COMPENSATION

As of March 31, 2002, MeriStar Hospitality has granted 479,000 shares of restricted stock to employees. This restricted stock vests ratably over three-year or five-year periods.

As of March 31, 2002, we have granted 737,500 Profits-Only OP Units, or POPs, to some of employees pursuant to our POPs Plan. These POPs are fixed awards and vest ratably over three years.

9.  RESTRUCTURING EXPENSES

During 2001, we incurred a restructuring charge of $1,080 in connection with operational changes at our corporate headquarters. The restructuring included eliminating seven corporate staff positions and office space no longer needed under the new structure. During 2002, we applied $52 of lease termination costs against the restructuring reserve. Approximately $340 of the restructuring accrual remains at March 31, 2002.

10. DISPOSITIONS

On March 21, 2001, we sold one hotel and received proceeds of $7,274. The sale resulted in a loss of $1,081 ($1,062, net of tax).


11. CONSOLIDATING FINANCIAL INFORMATION

Certain of our subsidiaries and MeriStar Hospitality are guarantors of our senior unsecured notes. Our guarantor subsidiaries also guarantee the unsecured subordinated notes of MeriStar Hospitality. All guarantees are full and unconditional, and joint and several. Exhibit 99 to this Quarterly Report on Form 10-Q presents supplementary consolidating information for us, our non-guarantor subsidiaries, and each of our guarantor subsidiaries. The supplementary consolidating information in Exhibit 99 presents our consolidating balance sheets as of March 31, 2002 and December 31, 2001, and consolidating statements of operations and cash flows for the three months ended March 31, 2002 and 2001.

12. SUBSEQUENT EVENT

On May 2, 2002, MeriStar Hotels, the manager of our hotels, announced an agreement to merge with Interstate Hotels Corporation, or Interstate. The transaction will be a stock-for-stock merger of Interstate into MeriStar Hotels in which Interstate stockholders will receive 4.6 shares of common stock for each share of Interstate stock outstanding. Holders of MeriStar Hotel's common stock and operating partnership units will continue to hold their stock and units following the merger. The combined company will operate approximately 86,000 rooms in 412 hotels. MeriStar Hotels expects the transaction to close in the third quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a subsidiary operating partnership of MeriStar Hospitality Corporation. We own a portfolio of upscale, full-service hotels in the United States and Canada. Our portfolio is diversified by franchise and brand affiliations. As of March 31, 2002, we owned 112 hotels, with 28,653 rooms, all of which are leased by our taxable subsidiaries and managed by MeriStar Hotels & Resorts, Inc.

We were created on August 3, 1998, as a result of the merger between CapStar Hotel Company and American General Hospitality Corporation, and the subsequent formation of MeriStar Hospitality, the merged entity. MeriStar Hospitality, a real estate investment trust, or REIT, is our general partner and owns a one percent interest in us as of March 31, 2002. The limited partners are as follows:
     . MeriStar LP, Inc., a wholly-owned subsidiary of MeriStar Hospitality, which owns approximately a 90 percent interest as of March 31, 2002; and
     . various third parties, which owned an aggregate interest of nine percent at March 31, 2002.

Partners' capital includes the partnership interests of MeriStar Hospitality and MeriStar LP, Inc. MeriStar Hospitality held 482,838 common OP units as of March 31, 2002. MeriStar LP, Inc. held 44,171,740 common OP units as of March 31, 2002. Due to the redemption rights of the limited partnership units held by third parties, these units have been excluded from partner's capital and classified as Redeemable OP units and are recorded at redemption value. At March 31, 2002, there were 4,121,355 redeemable units outstanding.

On January 1, 2001, changes to the federal tax laws governing REITs became effective. Those changes are commonly known as the REIT Modernization Act, or RMA. The RMA permits real estate investment trusts to create taxable subsidiaries that are subject to taxation similar to subchapter C-Corporations. We have created a number of these taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

     . Managing the properties they lease (our taxable subsidiaries must enter into an "arms length" management agreement with an independent third-party manager actively involved in the trade or business of hotel management and manages properties on behalf of other owners);
     .    Leasing a property that contains gambling operations; and
     .    Owning a brand or franchise.

We believe establishing taxable subsidiaries to lease the properties we own provides a more efficient alignment of and ability to capture the economic interests of property ownership. Under the prior lease structure with MeriStar Hotels, we received lease payments based on the revenues generated by the properties; MeriStar Hotels, however, operated the properties in order to maximize net operating income from the properties. This inconsistency could potentially result in the properties being operated in a way that did not maximize revenues. With the assignment of the leases from MeriStar Hotels to our taxable subsidiaries and the execution of the new management agreements (as describe below), we gained the economic risks and rewards usually associated with ownership of real estate, and property revenues became the basis for MeriStar Hotels' management fees.

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

During 2001, we acquired the eight leases from Prime Hospitality for our hotels that were previously leased and managed by Prime. These hotels are now managed by MeriStar Hotels under management agreements identical to our other management agreements with MeriStar Hotels, except that the term on four of the agreements is one year with additional one- year renewal periods.
..

Business Summary

Our results continue to reflect a cautious economy that has caused declines in business and leisure travel demand nationwide. Our group business at our hotels improved during the first quarter, but our transient business continues to be significantly lower than prior to the terrorist attacks of September 11, 2001, and also lower than our internal projections for 2002. Overall, our occupancies were ahead of our internal plan for the quarter, but our average daily rate was lower than we projected. We have continued to work with MeriStar Hotels, the manager of our hotels, to focus on cost reduction and control measures at our hotels. We expect year-over-year performance measures to improve in the second half of 2002 when the economy is expected to gain momentum.

The September 11, 2001 terrorist attacks have had a dramatic effect on the insurance and reinsurance industries. Many companies are being subject to nonrenewal or cancellations of insurance polices, or renewals of existing coverage with extreme price increases. Our total annual property and casualty insurance premiums are approximately $25.0 million under our current policies. Also, our secured facility requires our property insurance carrier to be rated AA or better by Standard & Poors. Our manager, MeriStar Hotels, is responsible for securing property insurance and is in the process of renewing this coverage. As part of that process, they intend to attempt to obtain coverage from a carrier or carriers that are appropriately rated by S&P. If we are unable to obtain insurance that meets our debt covenant requirements and if we are unable to amend or waive those covenants, it could have a material adverse effect on our business. At our insurance policy renewals in mid-2002, we may be subject to restrictions as compared to our current coverages, price increases, or a combination of both restrictions and increases.

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

Impairment of long-lived assets

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets (including property and equipment and all intangibles) may be impaired, we perform an analysis to determine the recoverability of the asset's carrying value. The carrying value of the asset includes the original purchase price (net of depreciation) plus the value of all capital improvements (net of depreciation). We make estimates of the undiscounted cash flows from the expected future operations of the asset. If the analysis indicates that the carrying value is not recoverable from future cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize are recorded as operating expenses. We did not recognize any impairment losses for the three months ended 2002 or 2001.

Estimating certain accrued liabilities

Estimates for certain accruals such as real and personal property taxes could have a material effect on our financial statements. Currently, we estimate real and personal property taxes based on a combination of preliminary estimates from state and local jurisdictions, and historical information. The assessed values of these properties could change significantly from the values or rates we use in our estimates. Property tax assessments are subject to periodic and often lengthy appeals. For example, in instances where a jurisdiction increases our assessed value, we frequently appeal that assessment. Similarly, when hotel operations are declining, we may appeal an assessment as too high if it is based on past operating results. These appeals of assessed values are subject to a potentially wide range of outcomes. As a result of the economic slowdown and events of September 11, 2001, we have filed a number of appeals for lower assessments. As of March 31, 2002, we had ongoing appeals in several jurisdictions with respect to more than 20 properties. We accrue for these liabilities based on what we believe is a reasonable judgment of the most likely outcome of the appeals. Based on our current estimate of the outcome, however, we do not expect to incur any additional expense even if all of our appeals proved unsuccessful. We cannot predict with certainty the outcome of these appeals, or their effect on our accruals for such items. Also, actual property tax expense could vary greatly from our estimates used for the current property tax accrual based on a change in the assessed value, a change in the tax rate, and/or a different outcome of the appeals process than we currently expect.

Determining impact of future interest rate changes on our statement of operations

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires a company to recognize all derivatives as either assets or liabilities in the balance sheet and record those instruments at fair value. SFAS No. 137 and No. 138 amended certain provisions of SFAS No. 133. We adopted these accounting pronouncements effective January 1, 2001.

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

Our interest rate swap agreements were initially designated as hedges against changes in future cash flows associated with specific variable rate debt obligations. As of March 31, 2002, we had three swap agreements with notional amounts totaling $300 million. These swap agreements have been converted to non-hedging derivatives due to our repayment of the floating-rate borrowings they originally hedged and they are currently being marked to market through our statement of operations. We have interest rate exposure going forward as the change in fair value of our non-hedging derivatives will have an impact on our statement of operations. The fair value of swap agreements is $8,703 at March 31, 2002.

For more information regarding our interest rate hedging activities, see "Quantitative and Qualitative Disclosures about Market Risk."


FINANCIAL CONDITION

MARCH 31, 2002 COMPARED WITH DECEMBER 31, 2001

Our total assets increased by $7.0 million to $3,011.6 million at March 31, 2002 from $3,004.6 million at December 31, 2001 primarily due to:
     . the $22.1 million increase in notes receivable from MeriStar Hotels due primarily to the new $13.1 million term note and additional borrowing of $9.0 million by MeriStar Hotels;
     .    capital expenditures of $12.3 million at the hotels; and
     . the $12.3 million increase in accounts receivable due to the improved occupancy since December 31, 2001; partially offset by
     . the decrease of $8.9 million in due from MeriStar Hotels primarily due to the $13.1 million term note; and
     .    depreciation on hotel assets of $28.4 million.

Total liabilities increased by $9.6 million to $1,899.3 million at March 31, 2002 from $1,889.7 million at December 31, 2001 due mainly to:
     .    net borrowings of long-term debt of $13.7 million; and
     .    a $4.0 million increase in due to MeriStar Hotels; partially offset by

     . a $3.7 million decrease in accrued interest due to the payment of interest on several senior secured notes; and
     .    a $3.4 million decrease in market value of our derivative instruments.

Long-term debt increased by $13.7 million to $1,713.8 million at March 31, 2002 from $1,700.1 million at December 31, 2001 due primarily to:
     . $200 million ($196.2 million, net of discount) in senior unsecured notes issued in February, partially offset by
     . $181.0 million of net repayments on our revolving credit facility using proceeds of the issuance of senior unsecured notes in February and cash generated by operations.

Redeemable OP units at redemption value increased $15.1 million due primarily to the $15.8 million of capital allocated to redeemable OP unitholders as a result of increases in MeriStar Hospitality's stock price.

Partners' capital decreased $17.7 million to $1,027.5 at March 31, 2002 from $1,045.2 million at December 31, 2001 due primarily to:

     . $15.8 million of capital allocated to redeembable OP unitholders as a result of increases in MeriStar Hospitality's stock price,
     . $10.3 million of net loss for the three months ended March 31, 2002; partially offset by
     . $5.3 million decrease in accumulated other comprehensive loss due mainly due to the conversion of our swap derivatives to non-hedging derivatives, and
     .    $3.2 million of capital contributions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2001

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

The following table provides our hotels' operating statistics on a same store basis for the three months ended March 31, 2002 and 2001.

                                       2002            2001           Change
                                   ------------    ------------    ------------
Revenue per available room            $ 66.44          $ 81.05        (18.0)%
Average daily rate                    $104.93          $115.56         (9.2)%
Occupancy                               63.3%            70.1%         (9.7)%

Overall, the slowing United States economy had a major negative effect on our hotels during the first quarter of 2002 compared to the first quarter of 2001. This effect is evidenced by a sharp reduction in business travel, as well as leisure travel. This is reflected in the 9.2% reduction in average daily rate and the 9.7% reduction in occupancy in the first quarter 2002 compared to 2001.

Total revenue decreased $46.0 million to $256.7 million in 2002 from $302.7 million in 2001 primarily due to:
     . a $29.8 million decrease in room revenue due to a decrease in occupancy and average daily rate;
     . a $9.2 million decrease in food and beverage revenue due to a decrease in occupancy; and
     . a $3.8 million decrease in lease revenue due to us no longer leasing hotels in 2002.

Total operating expenses decreased $23.8 million to $232.6 for the three months ended March 31, 2002 compared to $256.4 million for the same period in 2001 due primarily to:
     .    a $6.8 million decrease in room expenses due to lower occupancy;

     . a $7.0 million decrease in food and beverage expenses due to lower occupancy;
     . a $5.3 million decrease in property operating costs due primarily to a $1.9 million decrease in energy costs and a $1.4 million decrease in management fees;
     .    $9.3 million in swap termination fees during 2001; and
     . a $2.1 million write down of investment in STS Hotel Net during 2001; partially offset by
     . a $4.7 million loss on fair value of non-hedging derivatives in 2002 due to the repayment of debt that was originally hedged; and
     . a $1.5 million write-off of deferred costs due to the reduction in our borrowing capacity on our revolving credit agreement in 2002.

Interest expense increased $4.4 million to $34.6 million for the three months ended March 31, 2002 compared to $30.2 million for the same period in 2001 due primarily to the issuance of $250 million of senior secured notes in December 2001 and $200 million of senior secured notes in February 2002 at fixed rates greater than the variable rate of the debt they repaid.

In 2001, we paid down $300 million of our revolving credit facility. This resulted in an extraordinary loss of $1.2 million, net of tax.

In the first quarter of 2001, we sold one hotel and received $7.3 million. This resulted in a loss on the sale of the asset of $1.1 million, net of tax.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

We generated $9.1 million of cash from operations during the first three months of 2002. Our principal sources of liquidity are cash on hand, cash generated from operations, and funds from external borrowings and debt offerings. We expect to fund our continuing operations through cash generated by our hotels. In addition, as of May 13, 2002, we had $112.0 million available under our revolving credit facility. We also expect to finance hotel acquisitions, hotel renovations and joint venture investments through a combination of internally generated cash, external borrowings, and the issuance of OP Units.

Factors that may influence our liquidity include:

     . Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety and other operating risks described under the caption, "Risk Factors--Operating Risks" in our 2001 Annual Report on Form 10-K;
     . Factors that affect our access to bank financing and the capital markets, including interest rate fluctuations, operational risks and other risks described under the caption "Risk Factors--Financing Risks" in our 2001 Annual Report on Form 10-K; and
     . The other factors described under the caption, "Special Note Regarding Forward-Looking Statements."

Additionally, MeriStar Hospitality must distribute to stockholders at least 90% of its taxable income, excluding net capital gains to preserve the favorable tax treatment accorded to real estate investment trusts under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. We expect to fund such distributions through cash generated from operations and borrowings on our credit agreement. Due to the sluggish economy we expect our taxable income to decrease in 2002 compared to 2001. Any future distributions will be at the discretion of MeriStar Hospitality's Board of Directors and will be determined by factors including our operating results, capital expenditure requirements, the economic outlook, the Internal Revenue Service dividend payout requirements for REITs such other factors as our Board of Directors deems relevant. We cannot provide assurance that any such distributions will be made in the future.

We generated $12.0 million of cash from financing activities during the first three months of 2002 primarily from:
     .    $13.6 million of net borrowings under our credit agreement;
     .    $3.2 million of capital contribtutions; partially offset by
     . $3.1 million from additional deferred financing costs related to issuing the $200 million of senior unsecured notes.

Uses of Cash

We used $18.3 million of cash in investing activities during the first three months of 2002 primarily for:
     .    $9.0 million of notes receivable with MeriStar Hotels; and
     .    $12.3 million of capital expenditures at hotels.

Long-Term Debt

In February 2002, we issued $200 million ($196.2 million, net of discount) aggregate principal amount of 9.13% senior unsecured notes due 2011. We used the proceeds from the issuance of these notes to repay approximately $195.0 million of the outstanding balance under our revolving credit agreement. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

In February 2002, we amended our revolving credit agreement. The amendment allows us to reduce the revolving commitments to below $300 million. In March 2002, we reduced the borrowing capacity on our revolving credit agreement from $310 million to $150 million. We recognized a $1,529 loss due to the write-off of deferred financing costs related to reducing the borrowing capacity of our revolving credit agreement.

The weighted average interest rate on borrowings outstanding under the revolving credit agreement as of March 31, 2002 was 5.94%. As of May 13, 2002, we had $112.0 million of indebtedness outstanding under our revolving credit agreement.



Minimum payments due under our debt obligations as of March 31, 2002 are (in thousands):

2002............................................................    $   14,057
2003 ...........................................................        51,589
2004 ...........................................................       171,168
2005 ...........................................................         9,265
2006 ...........................................................        10,006
Thereafter......................................................     1,457,693
                                                                    ----------
                                                                    $1,713,778
                                                                    ==========


Capital Resources

We must make ongoing capital expenditures in order to keep our hotels competitive in their markets. We expect a combination of internally generated cash and external borrowings to provide capital for renovation work. Initial renovation programs for most of our hotels are complete or nearing completion. Once initial renovation programs for a hotel are completed, we expect to spend approximately 4% annually of hotel revenues for ongoing capital expenditure programs. These ongoing programs will include room and facilities refurbishments, renovations, and furniture and equipment replacements. For the three months ended March 31, 2002, we spent $11 million on renovation and ongoing property capital expenditure programs. We intend to spend approximately $37 million during the remaining three quarters of 2002 for our ongoing capital expenditure programs.

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

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For non-resort properties, demand is lower in the winter months due to decreased travel and higher in the spring and summer months during peak travel season. For resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. We have lower revenue, operating income and cash flow in the first and fourth quarters and higher revenue, operating income and cash flow in the second and third quarters.

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

The table below presents, as of March 31, 2002, the principal amounts (in thousands of dollars) for our fixed and variable rate debt instruments, weighted-average interest rates, and fair values by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                                                            Long-term Debt
                               --------------------------------------------------------------------------
                                                       Average            Variable           Average
    Expected Maturity            Fixed Rate         Interest Rate           Rate          Interest Rate
---------------------------    ----------------    -----------------    -------------    ----------------
2002                                $   14,057                 8.6%          $    --                N/A
2003                                     8,589                 8.2%           43,000                6.0%
2004                                   171,168                 5.1%               --                N/A
2005                                     9,265                 8.4%               --                N/A
2006                                    10,006                 8.1%               --                N/A
Thereafter                           1,457,693                 9.0%               --                N/A
                               ----------------    -----------------   --------------      -------------
Total                               $1,670,778                 8.5%          $43,000                8.2%
                               ================    =================   ==============      =============

Fair Value at 3/31/02               $1,668,010                               $43,000
                               ================                        ==============

Upon the issuance in February 2002 of $200 million aggregate principal amount of 9.13% senior unsecured notes due 2011, we reduced the borrowings under our senior secured credit agreement by $195.0 million. At that time, we converted some swap agreements to non-hedging derivatives. As a result of this financing, we redesignated some swap agreements as non-hedging derivatives. These swap agreements had notional principal amounts of approximately $200 million and were originally designated to hedge variable rate borrowings under our senior secured credit facility that were repaid. We recognized a $4.7 million loss when this amount was transferred out of accumulated other comprehensive income because the debt being hedged was repaid.

As of March 31, 2002, we had three swap agreements with notional principal amounts totaling $300 million. All of these swap agreements have been converted to non-hedging derivatives. The swap agreements effectively fix the 30-day LIBOR between 4.77% and 6.4%. The swap agreements expire between December 2002 and July 2003. For the three months ended March 31, 2002 and 2001, we have made net payments of approximately $2.9 million and $0.1 million, respectively.

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

Additionally, in anticipation of the August 1997 offering of $150 million aggregate principal amount of our 8.75% senior subordinated notes due 2007, we entered into separate hedge transactions during June and July 1997. Upon completion of the subordinated notes offering, we terminated the underlying swap agreements, resulting in a net payment to us of $836,000. This amount was deferred and is being recognized as a reduction to interest expense over the life of the underlying debt. As a result, the effective interest rate on the subordinated notes is 8.69%.

As of March 31, 2002, 97.5% of our debt was fixed and our overall weighted average interest rate was 8.52%.

Although we conduct business in Canada, the Canadian operations were not material to our consolidated financial position, results of operations or cash flows during the three months ended March 31, 2002 and 2001. Additionally, foreign currency transaction gains and losses were not material to our results of operations for the years ended March 31, 2002 and 2001. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign subsidiaries. To date, we have not entered into any significant foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Forward-Looking Statements

Information both included and incorporated by reference in this annual report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of them or other variations of them or comparable terminology. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

     .    the current slowdown of the national economy;
     .    economic conditions generally and the real estate market specifically;
     . the impact of the September 11, 2001 terrorist attacks or actual or threatened future terrorist incidents;
     . legislative/regulatory changes, including changes to laws governing the taxation of REITs;
     .    availability of capital;
     .    interest rates;
     .    competition;
     . supply and demand for hotel rooms in our current and proposed market areas; and
     . changes in general accounting principles, policies and guidelines applicable to REITs.

These risks and uncertainties, along with the risk factors set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2001 under "Risk Factors", should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

We undertake no obligation to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, other than required by law.


ITEM 6:  EXHIBITS AND REPORTS ON FORM  8-K

    (a)  Exhibits
10.6 Form of Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to MeriStar Hospitality's Form -Q for the quarterly period ended March 31, 2002 filed with the Securities and Exchange Commission on May 15,
         2002).
13 Unaudited Financial Statements of MeriStar Hospitality Corporation as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001.
99 Consolidating Financial Information of MeriStar Hospitality Operating Partnership, L.P.

    (b)  Reports on Form 8-K

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MeriStar Hospitality Operating Partnership, L.P.



Dated: May 15, 2002             /s/ JAMES A. CALDER
                                -----------------------------------------------
                                James A. Calder
                                Chief Accounting Officer