Form 10-K
period 2005-12-31
MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP; MERISTAR HOSPITALITY FINANCE CORP III; MERISTAR HOSPITALITY FINANCE CORP II
filed 2006-03-16
CIK 1142257, 1142258, 1169640, 1169638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-63768

MERISTAR HOSPITALITY	MERISTAR HOSPITALITY
OPERATING PARTNERSHIP, L.P.	FINANCE CORP
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

75-2648837	52-2321015
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

MERISTAR HOSPITALITY	MERISTAR HOSPITALITY
FINANCE CORP II	FINANCE CORP III
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

73-1658708	46-0467463
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

DELAWARE

(State or other jurisdiction of incorporation or organization)

6430 ROCKLEDGE DRIVE, SUITE 200

BETHESDA, MARYLAND 20817

(Address of principal executive offices)

Registrants’ telephone number, including area code:    (301) 581-5900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the voting and non-voting common equity of MeriStar Hospitality Operating Partnership, L.P. held by non-affiliates, computed by reference to the market price of shares of the common stock of MeriStar Hospitality Corporation as of such date, was $748,716,871. Each common operating partnership unit of MeriStar Hospitality Operating Partnership, L.P. is redeemable for one share of MeriStar Hospitality Corporation common stock. All of the shares of common stock of MeriStar Hospitality Finance Corp., MeriStar Hospitality Finance Corp. II and MeriStar Hospitality Finance Corp. III are held by MeriStar Hospitality Operating Partnership, L.P.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of MeriStar Hospitality Corporation’s (Commission file number 1-11903) definitive proxy statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year of the registrants.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed jointly by MeriStar Hospitality Operating Partnership, L.P., or MHOP; MeriStar Hospitality Finance Corp, or MeriStar Finance; MeriStar Hospitality Finance Corp II, or MeriStar Finance II; and MeriStar Hospitality Finance Corp III, or MeriStar Finance III. No separate financial or other information of MeriStar Finance, MeriStar Finance II or MeriStar Finance III is material to holders of the securities of MHOP, MeriStar Finance, MeriStar Finance II or MeriStar Finance III since as of December 31, 2005, they had no operations, no employees, only nominal assets and no liabilities other than their obligations as corporate co-issuers under the indentures governing the senior unsecured notes issued in January 2001, December 2001 and February 2002.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information both included and incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on various assumptions and describe our future plans, strategies, and expectations, are generally identified by our use of words such as “intend,” “plan,” “may,” “should,” “will,” “project,” “estimate,” “anticipate,” “believe,” “expect,” “continue,” “potential,” “opportunity,” and similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve these plans, intentions or expectations. All statements regarding our expected financial position, business and financing plans are forward-looking statements.

Except for historical information, matters discussed in this Annual Report on Form 10-K are subject to known and unknown risks, uncertainties, and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to close the announced merger transaction with affiliates of The Blackstone Group;

•	economic conditions generally and the real estate market specifically;

•	supply and demand for hotel rooms in our current and proposed market areas;

•	other factors that may influence the travel industry, including health, safety and economic factors;

•	competition;

•	the level of proceeds from asset sales;

•	our ability to realize anticipated benefits of acquisitions;

•	cash flow generally, including the availability of capital generally, cash available for capital expenditures, and our ability to refinance debt;

•	the effects of threats of terrorism and increased security precautions on travel patterns and demand for hotels;

•	the threatened or actual outbreak of hostilities and international political instability;

•	governmental actions, including new laws and regulations and particularly changes to laws governing the taxation of real estate investment trusts;

•	availability of labor and union contract requirements;

•	the expanding scope of brand standards and the costs associated with maintaining compliance with those standards;

•	weather conditions generally and natural disasters and our ability to recover under our insurance policies for any resulting property damage;

•	rising interest rates;

•	reliance on third-party operators to provide timely and accurate financial reporting; and

•	changes in U.S. generally accepted accounting principles, policies and guidelines applicable to real estate investment trusts.

These risks and uncertainties, along with the risk factors discussed under “Item 1A.—Risk Factors” in this Annual Report on Form 10-K, should be considered in evaluating any forward-looking statements contained in this report or incorporated by reference herein. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section. We undertake no obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

ITEM 1. BUSINESS

Explanatory Note: Merger Agreement

On February 20, 2006, MeriStar Hospitality Operating Partnership, L.P. (“MHOP”) and MeriStar Hospitality Corporation (“MeriStar Hospitality”) entered into an Agreement and Plan of Merger with Alcor Holdings LLC, a Delaware limited liability company, Alcor Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Alcor Holdings LLC, Alcor Acquisition Inc., a Delaware corporation and a controlled subsidiary of Alcor Holdings LLC, and Alcor Acquisition L.P., a Delaware limited partnership whose general partner is a wholly-owned subsidiary of Alcor Acquisition LLC, pursuant to which MeriStar Hospitality will merge with and into Alcor Acquisition LLC and Alcor Acquisition L.P. will merge with and into us. Alcor Holdings LLC, Alcor Acquisition LLC, Alcor Acquisition Inc., and Alcor Acquisition L.P. are affiliates of The Blackstone Group (collectively, “Blackstone”). Pursuant to the merger agreement, at the effective time of the mergers, each outstanding share of our common stock and each unit of limited partner interest in us will be converted automatically into the right to receive $10.45 in cash, without interest and subject to applicable withholding. MeriStar Hospitality’s Board of Directors has unanimously approved the merger agreement and has recommended the approval of the merger and the other transactions contemplated by the merger agreement by its stockholders. Stockholders will be asked to vote on the merger and the other transactions contemplated by the merger agreement at a special meeting that will be held on a date to be announced. The mergers are expected to close in the second quarter of 2006, pending stockholder approval and other customary closing conditions. Completion of the mergers is subject to, among other closing conditions, the receipt of the requisite consents with respect to our 9% Senior Notes due 2008 and 9 1/8% Senior Notes due 2011 and the execution of supplemental indentures to the indentures governing these notes with respect to the amendments which will be described in separate tender offers and consent solicitation documents to be distributed. Completion of the mergers is not subject to receipt of financing by Blackstone. While the merger agreement is in effect, we are subject to significant limitations on our business activities, and we must, subject to some exceptions, operate our business in the ordinary course. See “Risk Factors—Risks Related to the Blackstone Merger Transaction—While the merger agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the merger may divert the attention of our employees.”

Where this Annual Report on Form 10-K discusses our future plans, strategies or activities, such discussion assumes that the merger transactions are not completed. Because the merger transactions will not occur unless the stockholders of MeriStar Hospitality approve the merger, and because the merger transactions are subject to a number of other conditions precedent (many of which are outside our control), there can be no assurance that the merger transactions will occur. If such transactions do not occur, there may be a negative impact on the stock price of MeriStar Hospitality or on the value of our units of limited partner interest or other securities. See “Risk Factors—Risks Related to the Blackstone Merger Transaction—If the merger transactions with affiliates of Blackstone do not close, there could be a negative impact on the value of our securities.”

Business Overview

MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation Commission file number 1-11903, which is a real estate investment trust, or REIT, and owns a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2005, we owned 64 hotels with 18,173 rooms. Our hotels are located in major metropolitan areas, select secondary markets or resort locations in the United States. Most of our hotels are operated under internationally recognized brand names such as Hilton®, Sheraton®, Marriott®, Ritz-Carlton®, Westin®, Doubletree®, Embassy Suites®, Holiday Inn®, and Radisson®, although we have 10 hotels with 1,728 rooms that are not operated under any brand.

We believe the upper upscale, full-service segment of the lodging industry offers attractive potential operating results and investment opportunities in the long term. In the recent past, the real estate market experienced a significant slowdown in the construction of upper upscale, full-service hotels. The growth of demand for rooms continues to exceed the growth in supply of new rooms in this lodging segment and upper upscale, full-service hotels continue to have particular appeal to both business executives and upscale leisure travelers. We believe the combination of these factors offers good long-term potential ownership opportunities for us in this sector of the lodging industry.

We were created on August 3, 1998, when American General Hospitality Corporation (“AGH”), a corporation operating as a real estate investment trust, merged with CapStar Hotel Company (“CapStar”). Prior to the merger, CapStar was required to separate its real estate assets, consisting primarily of hotel assets, from its management business in order for the merged company to continue to operate as a REIT. After the separation, CapStar was merged with AGH to form MeriStar Hospitality Corporation.

The newly separated management business was then named MeriStar Hotels & Resorts, Inc. (“MeriStar Hotels”). MeriStar Hotels was engaged to be the lessee and manager of nearly all of our hotels, as was required by the relevant REIT rules at the time. On July 31, 2002, MeriStar Hotels merged with Interstate Hotels Corporation to form Interstate Hotels & Resorts, Inc. (“Interstate”). Interstate managed 61 of our 64 hotels as of December 31, 2005.

Relationship with Interstate

After the July 2002 merger that formed Interstate, we and Interstate separated the senior management teams of our two companies in order to allow each senior management team to dedicate its attention to its respective company’s matters. In December 2003, MeriStar Hospitality’s Board of Directors and that of Interstate each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate, including possible changes to the terms, or complete elimination, of the intercompany agreement we had entered into with Interstate.

During July 2004, we concluded negotiations with Interstate to terminate the intercompany agreement and reached an agreement regarding the calculation of management termination fees payable upon a sale. See “The Management Agreements—Interstate.”

Effective March 31, 2004, our Chief Executive Officer and MeriStar Hospitality’s Chief Executive Officer and Chairman, Paul Whetsell, resigned as CEO of Interstate, but remains a non-executive Chairman of the Board of Directors of Interstate. Interstate is a separate, publicly-traded company.

As of December 31, 2004, our general partner, MeriStar Hospitality directly owned a one percent general partnership interest in us and also indirectly owned an approximately 96% limited partnership interest in us in the form of our Common units. Several third parties owned the remaining approximately 3% of our limited partnership interests, in the form of various classes of our limited partner units.

Portfolio Strategy

We are seeing a continued economic recovery at a more moderate pace and a related recovery of business. We are experiencing robust revenue growth primarily driven by an increase in room rates, which has improved our margins and profitability, in part due to the impact of our renovation program. Our strategy currently includes the following key initiatives to increase shareholder value:

•	focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program;

•	upgrade our portfolio through extensive renovations;

•	recycle capital into higher yielding hotel investments;

•	improve our capital structure to support internal growth;

•	position ourselves for external investment opportunities; and

•	maintain liquidity.

Our Asset Management Group, which consists of senior level hotel operators, and construction and engineering experts, concentrates on maximizing all potential revenue management and profitability options at our hotels.

We recently expanded our asset disposition program to take advantage of the strong market that exists for asset sales, particularly for assets with residential development potential. We have selected assets to market for sale where we believe we can reinvest the proceeds from their sale and obtain a higher return on our investment. We expect to use the proceeds from asset sales to strengthen our balance sheet by reducing our debt, reinvesting the proceeds in our core hotels, or acquiring new hotels that increase the overall growth potential of our portfolio. Our decisions as to whether to sell a particular asset and how to use the proceeds from the sale will depend on a number of factors, including the sale price we are able to obtain, the prices at which our various types of indebtedness are available for repurchase and the rate of return on any capital investment or acquisition. In some circumstances, we may accept an offer on a property that is not currently in the disposition program, if we determine that the terms of the offer are sufficient to produce a meaningful improvement in our financial condition and shareholder value. We expect to continuously evaluate our disposition program and adjust the program based on market conditions.

During the first quarter of 2006, we realized $566.2 million of proceeds from settling our Hurricane Charley insurance claims and selling 17 properties. We are in the process of paying down our debt totaling $324.9 million, see “Recent Developments.” We expect our interest coverage ratio specified in our senior unsecured note indentures to be near or exceed 2 to 1 during 2006, which would permit us to resume paying a dividend and increase our flexibility in securing debt instruments for future acquisitions.

We have continued to execute our targeted renovation program that is designed to improve the quality of our hotels in order to take advantage of the rebound in the economy. In 2005, we accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned these properties to participate more quickly in the lodging industry recovery. We invested approximately $134 million in capital expenditures, including capitalized interest, during 2004. During 2005, we invested a total of $222.1 million in capital expenditures. Approximately $106 million of that amount represented non-hurricane related capital expenditures, and we expect to invest approximately $70 million in non-hurricane related capital expenditures at our properties during 2006 to enhance the quality of our portfolio to meet or exceed the standards of our primary brands—Hilton®, Marriott®, and Starwood®—as well as to improve the competitiveness of these assets in their markets and enable them to more fully participate in the economic recovery. While hotel results have been negatively impacted during renovations due to out of service rooms and limitations on the ability to sell other hotel services, we expect to have positioned these renovated properties well to be able to benefit from the economic recovery. We invested approximately $116 million in hurricane-related capital expenditures during 2005. We expect to invest approximately $25 million in hurricane-related capital expenditures during 2006, but expect to be reimbursed for most of this amount from our insurance carriers.

Asset Acquisitions

We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space, and superior growth potential. The terms of our senior note indentures may limit our ability to obtain financing beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $13.4 million was available at December 31, 2005, and $50 million of general indebtedness) as we are currently below the required fixed charge coverage ratio of 2 to 1, at which level we generally would be permitted to incur debt without restriction. As discussed above, we expect our fixed charge coverage ratio to be near or exceed 2 to 1 during 2006. We continue to review various acquisition candidates; however, we did not identify any acquisition candidates that met our quality and return criteria in 2005.

During 2004, we invested in three properties located in three of the top performing markets in the country. Our two consolidated hotels and the hotel for which we record equity in income/loss, realized 2005 combined Revenue Per Available Room, or RevPAR, of $157.45 (RevPAR of $132.74 in 2004). RevPAR for our 49 comparable hotels during 2005 was $80.16, see “Item 7—Results of Operations—Continuing Operations Results” for our definition of comparable hotels.

On May 10, 2004, we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”) under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. (“Marriott”) under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests.

On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

Asset Dispositions

Through our asset disposition program, we sold nine hotels during 2005, generating proceeds of $104.4 million. We recognized a $33.3 million impairment charge during 2005 principally relating to these disposed hotels and impairment charges of $120.3 million related to hotels in the disposition program but still owned by us as of December 31, 2005. We may incur impairment charges in the future related to certain assets to be disposed of if the fair value of such assets is determined to be less than the carrying value. During the first quarter of 2006, we sold 17 assets associated with the asset disposition program, see “Recent Developments.”

Between January 1, 2003 and December 31, 2005, we disposed of 45 hotels with 10,166 rooms for total gross proceeds of $387.9 million in cash and $11.1 million in reduction of debt. Of these 45 hotels, 15 hotels were disposed of in 2003, 21 hotels were disposed of in 2004 and nine hotels were disposed of in 2005.

We believe the reshaping of our portfolio over the past three years contributed to an increase in our RevPAR, which, for our entire portfolio of properties, increased to $80.65 from $63.69 for the years ended December 31, 2005 and 2002, respectively.

Hurricane Damage to Certain Properties

In August and September 2004, hurricanes caused substantial damage to a number of our hotels in Florida. The hurricane damage also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. In August 2005, Hurricane Katrina caused damage to three of our hotels located in Louisiana and Florida. The Florida hotel was subsequently sold in the first quarter of 2006. For more information regarding the impact of these hurricanes, see “Item 7—Results Overview.”

Recent Developments

Hurricane Charley Insurance Settlement/Hotel Reopening

During February 2006, we entered into a complete and final settlement on all our insurance claims related to Hurricane Charley. The settlement included insurer reimbursement for property repair costs, business interruption losses, temporary and emergency expenses, and various extra expenses, with respect to ten properties that were damaged by Hurricane Charley. The total settlement, net of deductibles, is for $202.5 million, of which the final payment of $82.5 million was received during the first quarter of 2006. The remaining $120.0 million had previously been advanced by our insurance carriers. Business interruption insurance gains and gains from recoveries in excess of our fixed-asset write-offs for the properties impacted by Hurricane Charley will be recognized in the first quarter of 2006. The Hurricane Charley settlement does not affect the pending Hurricane Frances and Katrina insurance claims, which have not yet been resolved with our insurers. At December 31, 2005, the hurricane insurance claim receivable relating to Hurricane Charley was $27.4 million.

On February 18, 2006, one of the two Louisiana hotels (23 rooms) significantly affected by Hurricane Katrina partially reopened.

Asset Dispositions

During January 2006, we continued our disposition program by selling six hotels with 1,269 rooms for total gross proceeds of $115.1 million in cash. We used $13.1 million of these proceeds to pay down our outstanding senior credit facility balance and $10.2 million of these proceeds to pay down a mortgage related to one of our secured facilities. The remaining $91.8 million will be used for working capital purposes.

On February 24, 2006, we sold a portfolio of nine hotels (1,849 rooms) and a golf and tennis club, all located in Florida, to an affiliate of The Blackstone Group in a cash transaction for a contract sales price of $367.1 million ($341.0 million net of closing adjustments). We intend to use the majority of the proceeds to further reduce debt, particularly our most expensive 10.5% senior unsecured note, which became callable on December 15, 2005.

On February 10, 2006, we sold another hotel with 496 rooms for total gross proceeds of $27.6 million.

Repayment of Debt

On March 8, 2006, we redeemed $100.0 million aggregate principal amount of our 10.5% senior unsecured notes due 2009 for an aggregate redemption price of $107.7 million, including accrued and unpaid interest. On March 27, 2006, we expect to redeem the remaining $105.9 million of our 10.5% senior unsecured notes due 2009 for an aggregate redemption price of $114.6 million. We also repurchased $6.5 million of our 9.0% senior unsecured notes due 2008 for a price of $6.9 million.

In January 2006, we borrowed $75 million of our term loan and repaid these borrowings from our asset sale proceeds in February 2006. Based on the term loan agreement, repayment of the loan resulted in a permanent reduction of borrowing capacity under our senior credit facility.

In February 2006, we repaid a $44.0 million mortgage loan on our Hilton Clearwater Hotel, which was required to be repaid from proceeds of the sale of that property from The Blackstone Group.

The Partnership Agreement

The following summary information is qualified in its entirety by the provisions of the Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P., as amended, a copy of which is incorporated by reference as Exhibit 10.1 to this Form 10-K.

Our partnership agreement gives MeriStar Hospitality full control over our business and affairs. The agreement also gives MeriStar Hospitality the right, in connection with the contribution of property to us or otherwise, to issue additional partnership interests in us in one or more classes or series. These issuances may have such designations, preferences and participating or other special rights and powers (including rights and powers senior to those of the existing partners) as MeriStar Hospitality determines appropriate.

Our partnership agreement currently provides for five classes of partnership interests: Common Operating Partnership (OP) Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units (POPs). As of March 6, 2006, MeriStar Hospitality and our wholly-owned subsidiaries owned a number of Common OP Units equal to the number of issued and outstanding shares of MeriStar Hospitality’s common stock (88,060,014 shares), par value $0.01. Other ownership interests were as follows:

•	Independent third parties owned 1,814,719 OP Units (consisting of 1,036,846 Common OP Units, 25,179 Class B OP Units, and 752,694 Class C OP Units).

•	There are no Class D OP units or POPs outstanding.

Holders of Common OP Units and Class B OP Units receive distributions for each Common or Class B OP Unit equivalent to the dividend paid on each of MeriStar Hospitality’s common shares. Holders of Class C OP Units receive a non-cumulative, quarterly distribution equal to $0.5575 per Class C OP Unit so long as the Common OP Units and Class B OP Units receive a distribution for such quarter and the dividend rate on MeriStar Hospitality’s common stock has not exceeded $0.5575. Class C OP Units automatically convert into Common OP Units once that dividend rate is exceeded. All net income and capital received by us (after payment of the annual preferred return and, if applicable, the liquidation preference) will be shared by the holders of the Common OP Units in proportion to the number of Common OP Units in the relevant operating partnership owned by each such holder.

Each Common OP Unit, Class B OP Unit and Class C OP Unit held by third parties is redeemable by the holder for cash in an amount equal to the market value of a share of MeriStar Hospitality’s common stock or, at our option, for one share of MeriStar Hospitality’s common stock, determined in accordance with the terms of our partnership agreement.

On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership, we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.7 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

In July 2004, MeriStar Hospitality’s Board of Directors authorized the elimination of the plan pursuant to which the POPs were issued. In conjunction with the elimination of the plan, we completed the redemption of all outstanding POPs for a total of $4.6 million in cash on December 2, 2004, although 187,500 of those POPs redeemed were not yet exchangeable pursuant to the POPs Plan. See Note 10, “Stockholders’ Equity and Minority Interests,” included in Item 8 of this Annual Report on Form 10-K.

REIT Modernization Act

On January 1, 2001, changes to the U.S. federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, MeriStar Hospitality formed a number of wholly-owned taxable subsidiaries, which are subject to taxation similar to subchapter C-corporations, to lease our real property. Accordingly, a subcommittee of independent members of MeriStar Hospitality’s Board of Directors ratified the transfer of our leases that were previously with subsidiaries of Interstate, to our taxable subsidiaries. In connection with the assignment, the taxable subsidiaries executed new management agreements with a subsidiary of Interstate for each property they previously leased. The management agreements were structured to substantially mirror the economics of the former lease agreements. We believe this structure provides us with the ability to capture the economic interests of property ownership, as well as more efficiently aligning such interests.

Although a taxable subsidiary may lease our real property, it is restricted from being involved in certain activities prohibited by the RMA. First, a taxable subsidiary is not permitted to manage the property itself; it must enter into an “arm’s-length” management agreement with an independent third-party manager that is actively involved in the trade or business of hotel management and manages properties on behalf of other owners. Second, the taxable subsidiary is not permitted to lease a property that contains gambling operations. Third, the taxable subsidiary is restricted from owning a brand or franchise.

In the course of document review with respect to the MeriStar Investment Partners, L.P. (“MIP”) restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, a joint venture established to acquire upscale, full-service hotels, of which we could be deemed to own a de minimis proportionate share. In order to eliminate any uncertainty regarding this issue, in

October 2005, MeriStar Hospitality executed a closing agreement with the Internal Revenue Service that resolves all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

The Management Agreements—Interstate

Management Fees and Performance Standards

Each of our taxable subsidiaries pays a hotel management fee to Interstate. Under the management agreement, the base management fee is 2.5% of total hotel operating revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel operating revenue, not to exceed 4.0% of total hotel operating revenue. The incentive payments are calculated as 20% of the difference between: the actual excess of total operating revenues over total operating expenses and the projected excess of total operating revenues over total projected operating expenses.

Term and Termination

The management agreements with Interstate generally have initial terms expiring on January 1, 2011 with three renewal periods of five years each. A renewal will not go into effect if a change in the federal tax laws permits us or one of our subsidiaries to operate the hotel directly without adversely affecting MeriStar Hospitality’s ability to qualify as a REIT, or if Interstate elects not to renew the agreement. We may elect not to renew the management agreements only as provided below.

Our taxable subsidiaries have the right to terminate a management agreement for a hotel upon the sale of the hotel to a third party or if the hotel is not restored after a significant casualty loss. Upon that termination, the relevant taxable subsidiary will be required to pay Interstate the fair market value of the management agreement. That fair market value will be equal to the present value of the total of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results for the 12 months preceding the termination.

If a hotel’s gross operating profit is less than 85% of the amount projected in the hotel’s budget in any fiscal year and gross operating profit from that hotel is less than 90% of the projected amount in the next fiscal year, our taxable subsidiaries will have the right to terminate the management agreement for the hotel, unless:

•	we did not materially comply with the capital expenditures contemplated by the capital budget for either or both of the applicable fiscal years; or

•	Interstate cures the shortfall by agreeing to reduce its management fee for the next fiscal year by the amount of the shortfall between the actual operating profit for the second fiscal year and 90% of the projected gross operating profit for that year.

Interstate can only use the cure right once during the term of each management agreement.

As previously described, in December 2003, our Board of Directors and that of Interstate each formed a special committee of independent directors to explore further changes to the relationship between our company and Interstate, including possible changes to the terms, or complete elimination, of the intercompany agreement. During July 2004, we concluded negotiations with Interstate to terminate the intercompany agreement that governed a number of aspects of our relationship. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales from 30 months to 48 months.

Separately, we reached an agreement with Interstate regarding the calculation of termination fees payable upon a sale. We received a $2.5 million credit, which is applicable to fees payable with respect to future dispositions; we have applied the entire $2.5 million credit to terminations that occurred during 2004 and 2005.

In January 2005, we notified Interstate that 11 hotels with 3,655 rooms had failed to meet the performance tests contained in the relevant management agreements for the two-year period including 2003 and 2004. We and MeriStar Hospitality have reached an agreement with Interstate under which Interstate will continue to manage those hotels, accept a decrease in a one-time incentive fee for 2005, and accelerate our 600-room termination right (described above) for the 2007 year so it could be used in 2006. For the two-year period including 2004 and 2005, six hotels with 2,208 rooms failed to meet the performance tests of which one hotel was sold in the first quarter of 2006.

Assignment

Interstate does not have the right to assign a management agreement without the prior written consent of the relevant taxable subsidiary. A change in control of Interstate will require the consent of the relevant taxable subsidiary, and that subsidiary may grant or withhold its consent in its sole discretion.

Hurricane Insurance Claim Settlement

During the first quarter of 2006 and concurrent with the settlement of the insurance claim of Hurricane Charley, we have agreed to pay Interstate $3.2 million for management fees related to revenues for which we received compensation under the business interruption claim.

The Management Agreements—Other

Three of the 64 hotels we owned as of December 31, 2005 were managed by parties other than Interstate. One hotel was managed by The Ritz-Carlton Hotel Company, LLC, a subsidiary of Marriott International, Inc., and two hotels were managed by another subsidiary of Marriott. One of the two hotels managed by Marriott was converted during the fourth quarter of 2005 from Interstate to Marriott management. This hotel will be branded as Marriott near the end of the first quarter of 2006, subject to the completion of certain renovations and improvements.

Each of our taxable subsidiaries pays a hotel management fee to the manager of its hotel.

The management agreement for the Marriott managed property, which was converted during the fourth quarter of 2005, has a base management fee of 2.5% through mid-November 2007 and 3.0% after such date, plus incentive payments based on meeting performance thresholds that could total up to an additional 20.0% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring at the end of 2026 with two renewal periods of five years each at the option of Marriott.

Under the Ritz-Carlton management agreement, the base management fee is 3.0% of total hotel revenue plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20.0% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring in 2015 with four renewal periods of ten years each at the option of Ritz-Carlton.

The management agreement for the Marriott property acquired in 2004 has a base management fee of 3.0% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20.0% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring in 2024 with three renewal periods of five years each at the option of Marriott.

The Ritz-Carlton and Marriott management agreements on the hotels acquired in 2004 include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection. The Ritz-Carlton limited performance guarantee expired on December 31, 2005. The Marriott limited performance guarantee remains in place until 2008. During 2004, we recorded a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Both hotels performed at or above their respective performance guarantee levels during 2005.

Franchises

We employ a flexible strategy in selecting brand names based on each particular hotel’s market environment and other unique characteristics. Accordingly, we use various well-known trade names under licensing arrangements with prominent franchisors. Generally, our franchise fees range from 2.5% to 7.6% of hotel revenues. From time to time, we have conducted negotiations with franchisors to rebrand certain hotels to improve their competitiveness and profitability in light of changing circumstances in the lodging market. We make ongoing capital expenditures in order to keep our hotels competitive and to comply with franchise obligations, as described further in Risk Factors—Operating Risks—“We may be adversely affected by the requirements contained in our franchise and licensing agreements” in Item 1A of this Annual Report on Form 10-K. We have included a listing of all of our properties, along with the affiliated brand names, under Item 2 of this Form 10-K.

Competition

Competition in the U.S. lodging industry is based on a number of factors, most notably convenience of location, brand affiliation, price, range of services and guest amenities offered, quality of customer service, and the overall condition of the property. Our operations compete primarily in the upper upscale sector of the full-service segment of the lodging industry. Each geographic market where we own hotels has other full- and limited-service hotels that compete with our hotels. In addition, we compete with other lodging industry companies for the acquisition of properties with the qualities that fit our target product.

Seasonality

Demand in the lodging industry is affected by recurring seasonal patterns. For most non-resort properties, demand is lower in the winter months due to decreased business travel and higher in the spring and fall months during the peak business travel season. For our resort properties, demand is generally higher in winter and early spring. Since the majority of our hotels are non-resort properties, our operations generally reflect non-resort seasonality patterns. These general trends are, however, greatly influenced by overall economic cycles.

Total revenue for the 64 hotels that we owned as of December 31, 2005, including our acquisitions during 2004, by quarter for 2005 and 2004 were as follows:

(Dollars in thousands)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	$	%	$	%	$	%	$	%
2005	$168,486	23%	$195,673	27%	$177,036	25%	$183,427	25%
2004	$173,998	25%	$191,822	28%	$164,975	24%	$159,391	23%
Average %		24%		28%		24%		24%

As a result of the damage caused by the 2004 and 2005 hurricanes, certain hotels, particularly our resort hotels which would distort our seasonality patterns, were partially or completely closed for all or part of the third and fourth quarters of 2004 and all or part of 2005. Therefore, we realized lower than anticipated revenues for these quarters.

The nine hotels substantially affected in 2004 and 2005 by hurricanes realized the following revenues by quarter for 2005, 2004 and 2003:

(Dollars in thousands)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	$	%	$	%	$	%	$	%
2005	$6,447	27%	$6,871	28%	$5,293	22%	$5,639	23%
2004	$31,381	40%	$29,016	38%	$13,437	17%	$3,657	5%
2003	$31,073	31%	$29,367	29%	$20,239	20%	$20,433	20%

Employees

As of December 31, 2005, we employed 51 persons, all but one of whom work at our corporate headquarters in Bethesda, Maryland. Employees at our hotel properties are employed by our hotel management companies.

Governmental Regulation

Americans with Disabilities Act

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been, and continue to be, invested in ADA-required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. We are likely to incur additional costs in complying with the ADA; however, such costs are not expected to have a material adverse effect on our results of operations or financial condition.

Environmental Laws

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly remediate a contaminated property, may adversely affect the owner’s ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership and operation of hotels, we could be held liable for the costs of remedial action with respect to the regulated substances and storage tanks and claims related thereto. The use of underground storage tanks at our hotels has been minimized. Activities have been undertaken to remove underground storage tanks to the extent possible. Underground storage tanks that could not be modified to be brought into full compliance have been replaced or are operated under temporary permits and scheduled for removal or closure. All existing underground storage tanks have been identified and proper permits have been obtained.

All of our hotels have undergone Phase I environmental site assessments, which generally provide a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I assessment is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I assessments have not revealed any environmental liability or compliance concerns that we believe would have a material adverse effect on our results of operations or financial condition, nor are we aware of any material environmental liability or concerns. Nevertheless, it is possible that these environmental site assessments did not reveal all environmental liabilities or compliance concerns or that material environmental liabilities or compliance concerns exist of which we are currently unaware.

In addition, our hotels have been inspected to determine the presence of asbestos. Federal, state and local environmental laws, ordinances and regulations also require abatement or removal of asbestos-containing materials and govern emissions of, and exposure to, asbestos fibers in the air. Asbestos-containing materials are present in various building materials such as sprayed-on ceiling treatments, roofing materials or floor tiles at some of the hotels. Operations and maintenance programs for maintaining asbestos-containing materials have been, or are in the process of being, designed and implemented, or the asbestos-containing materials have been scheduled to be, or have been, abated, at these hotels. Any liability resulting from non-compliance or other claims relating to environmental matters could have a material adverse effect on our results of operations or financial condition. We cannot predict the outcome of any future regulatory requirements to deal with asbestos-containing materials. We also do not currently believe that any potential asbestos-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

In recent years there has been a widely-publicized proliferation of mold-related claims by tenants, employees and other occupants of buildings against the owners of those buildings. In the past, a few such claims were filed against us by employees of hotels where mold was detected; however, as of December 31, 2004, all of the previous claims had been resolved without material impact and there have been no such claims made subsequently. These claims have not been material to our consolidated results of operations, financial position or liquidity. In every hotel where we have identified a measurable presence of mold, whether or not a claim has been made, we have undertaken remediation we believe to be appropriate for the circumstances encountered. Unfortunately, there is little in the way of government standards, insurance industry specifications or otherwise generally accepted guidelines dealing with mold propagation. Although considerable research into mold toxicity and exposure levels is underway, it may be several years before definitive standards are available to property owners against which to evaluate risk and design remediation practices. We cannot predict the outcome of any future regulatory requirements to deal with mold-related matters. We also do not currently believe that any potential mold-related liabilities, either individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition.

Access to Our Filings

You may request a copy, at no cost, of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission, by contacting us in writing or by telephone at our principal executive offices: MeriStar Hospitality Operating Partnership, L.P., 6430 Rockledge Drive, Suite 200, Bethesda, Maryland 20817, telephone (301) 581-5900. We also make available all of these filings on our website at www.meristar.com.

You may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Financing Risks

We are highly leveraged; our significant amount of debt could limit our operational flexibility or otherwise adversely affect our financial condition.

As of December 31, 2005, we had approximately $1.6 billion of total debt outstanding, or 66.5% of our total capitalization, and approximately $25.4 million of unrestricted cash and cash equivalents. The following details our debt outstanding as of December 31, 2005:

(in thousands)	Total		Interest Rate		Maturity
Senior credit facility	$13,128		LIBOR + 350 bps		2006	(a)
Secured facility	303,217		LIBOR + 135 bps		2007	(b)
Senior unsecured notes	251,326		9.00%		2008
Senior unsecured notes	205,292	(c)	10.50%		2009
Senior unsecured notes	340,730		9.125%		2011
Secured facility	97,694		6.88%		2013
Mortgage debt	203,688		5.95	%(d)	Various

	1,415,075

Notes payable to MeriStar
Hospitality	170,000		9.50%		2010

	$1,585,075

Average maturity	4.5 years
Average interest rate	8.12%

(a)	$100 million of capacity expires in August 2006, the remainder of the capacity of the senior credit facility expires in December 2006. Repayment of the $75.0 million term loan portion of the senior credit facility has permanently reduced total borrowing capacity to $75.0 million.
(b)	The secured facility is due in October 2007, with three one-year extensions at our option.
(c)	On March 8, 2006, we redeemed $100.0 million aggregate principal amount of these notes for an aggregate redemption of $107.7 million, including accrued and unpaid interest. On March 27, 2006, we expect to redeem the remaining $105.9 million of these notes for an aggregate redemption price of $114.6 million.
(d)	Weighted-average interest rate for all mortgage debt.

We are subject to the risks normally associated with significant amounts of debt, including the risks that:

•	our vulnerability to downturns in our business is increased, requiring us to reduce our capital expenditures as described further in “Operating Risks” and restrict our ability to make acquisitions;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	we may be unable to refinance existing indebtedness, including secured indebtedness;

•	the terms of any refinancing may not be as favorable as the terms of existing indebtedness; and

•	MeriStar Hospitality currently is, and may in the future be, unable to pay dividends on its common stock.

We may be required to refinance our indebtedness, and the failure to refinance our indebtedness would have an adverse effect on us.

As of December 31, 2005, we had approximately $1.6 billion of total debt outstanding with an average maturity of 4.5 years. In addition, as of March 6, 2006, we may borrow up to $75.0 million under our senior credit facility that matures in 2006. If we do not have sufficient funds to repay our indebtedness at maturity, we may have to refinance the indebtedness through additional debt financing. This additional financing might include private or public offerings of debt securities and additional non-recourse or other collateralized indebtedness. If we are unable to refinance our indebtedness on acceptable terms, we might be forced to sell hotels or other assets on disadvantageous terms. This could potentially result in losses and impairments and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on our indebtedness, our outstanding indebtedness could be accelerated and our properties could be foreclosed upon by the secured lenders with a consequent loss of income and asset value. Accordingly, the inability to refinance our indebtedness could adversely impact our ability to make payments on the notes.

Some of our debt instruments have restrictive covenants that could affect our financial condition.

All of our senior unsecured notes, but none of MeriStar Hospitality’s convertible subordinated notes, have either been co-issued or guaranteed by us, and have also been guaranteed by most of MeriStar Hospitality’s other subsidiaries. The collateralized mortgage-backed securities, or CMBS, and mortgage debt and our senior credit facility have been secured by specific properties.

The indentures relating to some of our outstanding debt contain limitations on our ability to effect mergers and change of control events, as well as other limitations, including limitations on:

•	incurring additional indebtedness;

•	declaring and paying dividends;

•	selling our assets and using the proceeds from sales of assets;

•	conducting transactions with our affiliates; and

•	incurring liens.

Senior credit facility. As of March 6, 2006, we had no borrowings outstanding under our $75.0 million senior credit facility. Our ability to borrow under this facility is subject to financial covenants, including leverage, fixed charge coverage and interest coverage ratios, and minimum net worth requirements. Compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for us to maintain MeriStar Hospitality’s status as a REIT, and our ability to incur additional secured and total indebtedness.

Senior unsecured notes. The indentures relating to our senior unsecured notes significantly restrict our ability to incur indebtedness and MeriStar Hospitality from paying dividends, and our ability to acquire or prepay certain of our debt if our fixed charge coverage ratio (as defined in these indentures) is less than 2 to 1 for our most recently ended four fiscal quarters. This ratio has been less than 2 to 1 since March 2002.

Other secured facilities. As of December 31, 2005, our two secured facility loans due in 2007 and 2013 were secured by sixteen and four of our properties, respectively, and contain standard provisions that require the mortgage servicer to maintain in escrow cash balances for certain items such as property taxes and capital expenditures.

Future debt instruments. Debt instruments we issue in future offerings may likely contain similar restrictive covenants. These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities. In addition, they may require us to maintain specific financial ratios and to satisfy various financial covenants. We may be required to take action to reduce our debt or act in a manner contrary to our business objectives to meet these ratios and satisfy these covenants.

We may be able to incur substantially more debt, which would increase the risks associated with our substantial leverage.

Although the terms of our debt instruments restrict our ability to incur additional indebtedness, neither our organizational documents nor those debt instruments prohibit the incurrence of additional indebtedness. If we add new debt to our current debt, including CMBS or other debt that we may issue, the related risks we now face could intensify and increase the risk of default on our indebtedness.

Rising interest rates could have an adverse effect on our cash flow and interest expense.

As of December 31, 2005, all of our debt bore interest at fixed rates with the exception of our senior credit facility, which is the London Interbank Offered Rate, or LIBOR, plus 350 basis points, and our new secured facility, which is LIBOR plus 135 basis points with an interest rate cap of 7.10% through 2007. We may consider opportunities to convert fixed rate debt to floating rate debt in order to take advantage of current low rates for floating rate debt. In the future, we may also incur indebtedness, including that under our senior credit facility, bearing interest at a variable rate, or we may be required to refinance our existing indebtedness at higher interest rates. Accordingly, increases in interest rates would increase our interest expense and adversely affect our cash flow, reducing the amounts available to make payments on our indebtedness, make acquisitions or pursue other business opportunities.

Declines in our corporate credit ratings could have an adverse effect on us.

Credit rating services assign a rating to us based on their perception of our ability to service debt. Fluctuations in our operating performance or changes in the amount of our debt may result in a change to our rating and the related costs of financing.

Operating Risks

The possibility of future acts of terrorism and the actual outbreak or escalation of hostilities and international political instability could have a negative effect on our industry and our results of operations.

A significant number of our hotels are in major metropolitan areas or near airports and therefore may be more at risk of being affected by a terrorist attack. Therefore, we believe that any future threats or acts of terrorism and any outbreak or escalation of hostilities and international political instability could have a negative effect on our industry and our results of operations.

Our hotel assets, revenues and operating results, and liquidity could be negatively affected by weather conditions generally and natural disasters.

In August and September 2004, Hurricanes Charley and Frances caused substantial damage to a number of our hotels located in Florida. The hurricane damage also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. In August 2005, Hurricane Katrina caused damage to two of our hotels located in Louisiana and one in Florida. While we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues due to the full or partial closure of certain hotels, and we are not able to recognize any income from business interruption insurance or gains, if any, on replacement of damaged property until all contingencies related to the insurance payments have been resolved. Such contingencies include the willingness of our insurers to provide recognition of coverage for losses, the timing of any reimbursements once claims are approved, and the amount of any costs we incur to obtain such reimbursements. We are liable for any policy deductibles. Future property insurance policies, given conditions in the property insurance market, may be less comprehensive, and may have higher deductibles and/or premiums. To the extent that the amount of the insurer reimbursements we receive is lower than the amount we have expended to date to repair the properties using cash on hand or asset sale proceeds, we may be required to find other sources of funds, such as borrowings under our credit facilities, to fund future capital expenditures, whether hurricane-related or not. For more information regarding the impact of these hurricanes, see “Item 7—Results Overview.” For information on the settlement of the claim for Hurricane Charley, see Note 17, “Subsequent Events,” included in Item 8 of this Annual Report on Form 10-K.

We have a number of hotels located in areas that could be affected by severe weather or other natural disasters that occur in the future, including hurricanes and earthquakes. Natural disasters that occur in the future could substantially damage our hotel assets and require a significant unreimbursable and unbudgeted cash outlay to repair the damage, and could have a negative impact on revenues, operating results and liquidity. Additionally, general weather conditions, which may not physically damage our hotel assets, could impact travel patterns and therefore also have a negative impact on revenues, operating results and liquidity. In the first quarter of 2006, we sold 11 Florida properties which substantially reduces our exposure to wind loss.

If our revenues are negatively affected by one or more particular risks, our operating margins could suffer.

We report operating revenues and expenses from our hotels; therefore, we have sensitivity to changes in operating revenues and are subject to the risk of fluctuating hotel operating margins at those hotels. Hotel operating expenses include, but are not limited to, wage and benefit costs, energy costs, supplies, repair and maintenance expenses, utilities, insurance and other operating expenses. These operating expenses are more difficult to predict and control than percentage lease revenue, resulting in unpredictability in our operating margins. Also, due to the level of fixed costs required to operate full-service hotels, we generally cannot reduce significant expenditures necessary for the operation of hotels when circumstances cause a reduction in revenue.

Various factors could adversely affect our operating margins, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

•	dependence on business and commercial travelers and tourism, which have been affected by the events of September 11, 2001 and threats of further terrorism, or other outbreaks or escalation of hostilities, and may otherwise fluctuate and be seasonal;

•	other factors that may influence travel, including health and safety concerns;

•	changes in general and local economic conditions;

•	weather conditions generally and natural disasters;

•	cyclical overbuilding in the lodging industry;

•	varying levels of demand for rooms and related services;

•	competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;

•	decreases in air travel;

•	fluctuations in operating costs;

•	union contract requirements and limited availability of labor;

•	the recurring costs of necessary renovations, refurbishments and improvements of hotel properties;

•	the expanding scope of brand standards and the costs associated with maintaining compliance with those standards;

•	changes in interest rates and the availability of credit;

•	reliance on third-party operators to provide timely and accurate financial reporting; and

•	changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs.

In addition, demographic, geographic or other changes in one or more of the markets of our hotels could affect the convenience or desirability of the sites of some hotels, which would in turn affect their operations.

The insurance market has been adversely affected.

The September 11, 2001 terrorist attacks and the recent hurricanes in Florida have resulted in an increase in premiums and reductions in insurance coverage, especially for terrorism and catastrophic risks such as wind, flood and earthquakes. We currently own a number of hotels in Florida in wind and flood exposed areas as well as several hotels in known earthquake zones. If we are unable to maintain insurance that meets the requirements of our lenders and franchisors, and if we are unable to amend or obtain waivers of those requirements, it could have a material adverse effect on our business. Our total annual property insurance premiums are approximately $23.5 million under our current policies.

We may not receive reimbursements from insurers for our outstanding hurricane claims.

The hurricanes of 2004 and 2005 caused substantial damage and business disruption to a number of our properties. Our insurance policies require us to move expediently to restore properties and mitigate the claims. We therefore have had to expend substantial amounts for repairs, often without timely reimbursements by our insurers and often creating a funding gap. To date, we have experienced some delays in reimbursement, particularly with respect to claims relating to Hurricane Frances, which damaged several of our properties in September 2004. In addition, we have suffered business interruption and are making claims to our insurance companies relating to the business interruption. Our insurers may dispute coverage for certain aspects of the claim or the measurement of replacement cost or lost profits. Prolonged disputes or litigation could cause us to have to borrow, sell assets, or seek other sources of liquidity to fund any shortfall in insurance reimbursement.

We have significant operational relationships with Interstate, and Interstate’s operating or financial difficulties could adversely affect our hotels’ operations or our financial position.

Interstate currently manages 61 of the 64 hotels we owned as of December 31, 2005. As a result, we depend heavily on Interstate’s ability to provide efficient, effective management services to our hotels. Additionally, we rely on the knowledge and experience of certain key personnel of Interstate, and the loss of those personnel, absent suitable replacement, may have an adverse effect on our operations. Although we monitor the performance of our properties on an ongoing basis, Interstate is responsible for the day-to-day management of our properties. According to Interstate’s public statements, Interstate has earned net income of $12.9 million for the year ended December 31, 2005, incurred a net loss of $5.7 million for the year ended December 31, 2004, and on a pro forma basis giving effect to the merger that formed Interstate, incurred a net loss of $4.5 million for the year ended December 31, 2003. If Interstate were unable to continue in business as a hotel operator, we would have to find a new manager for our hotels. This transition could significantly disrupt the operations of our hotels and lead to lower operating results from our properties.

Interstate is the managing general partner in MeriStar Investment Partners, LP, which we refer to as MIP, a joint venture established to acquire upscale, full-service hotels. We have a 12% (previously 16%) preferred partnership interest in MIP on our initial investment of $40 million. We also have a receivable for $10.0 million in cumulative preferred returns outstanding as of December 31, 2005. Due to MIP’s debt refinancing and partnership restructuring, we received a $10 million payment from MIP in December 2004 and a $15.5 million payment in February 2005, which reduced our cumulative preferred returns receivable. We expect MIP to be able to pay our preferred return in the future; however, any adverse changes that affect MIP’s cash flow could negatively impact MIP’s ability to remit the remaining investment balance to us and to pay the preferred return on a current basis. If Interstate is unable to continue as the managing general partner of MIP, a liquidation of MIP could occur which could result in an additional impairment of our investment.

We invest in a single industry.

Our current strategy is to acquire interests only in hospitality and lodging. As a result, we are subject to the risks inherent in investing in a single industry. The effects on cash available for distribution resulting from a downturn in the hotel industry may be more pronounced than if we had diversified our investments.

We own investments in hotels of which we are not the controlling entity.

Through two investments (Radisson Lexington Avenue Hotel and MIP), we own interests in nine hotels, of which we are not the controlling entity. While these hotels are not consolidated into our results of operations, we may record equity in the income or realize returns related to these properties. Because we are not the controlling entity in these investments, our investments may be adversely impacted by decisions over which we have limited control.

We have a high concentration of hotels in the upper upscale, full-service segment, which may increase our susceptibility to an economic downturn.

As of December 31, 2005, most of our hotels were in the upper upscale, full-service segment. This hotel segment generally demands higher room rates. In an economic downturn, hotels in this segment may be more susceptible to decreases in revenues, as compared to hotels in other segments that have lower room rates. This characteristic results from hotels in this segment generally targeting business and high-end leisure travelers. In periods of economic difficulties or political instability, business and leisure travelers may seek to reduce travel costs by limiting trips or seeking to reduce costs on their trips. This characteristic has had, and could continue to have, a material adverse effect on our revenues and results of operations.

The lodging business is seasonal.

Generally, our hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters. This may not be true, however, for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels will cause quarterly fluctuations in our revenues. However, due to diversity in the location and types of properties that we own, seasonal variations on revenue have been minimized in the past. Events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel, may also adversely affect our earnings. For example, see “Seasonality” in Item 1 regarding the impact of hurricanes.

We may be adversely affected by the requirements contained in our franchise and licensing agreements.

As of December 31, 2005, approximately 84.5% of our hotels were operated under existing franchise or licensing agreements with nationally recognized hotel brands. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Those limitations may conflict with our philosophy, shared with Interstate, of creating specific business plans tailored to each hotel and to each market. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee’s ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require us to incur significant expenses or capital expenditures. Our franchisors have the ability to enact heightened operating standards or require additional capital expenditure requirements. Action or inaction on our part or by our third-party operator could result in a breach of standards or other terms and conditions of the franchise agreements, and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

As brands are differentiating themselves from their competitors, they are increasing standards for the operations and maintenance of the hotels. This may result in an increase in our costs of operations. If we are unable to raise rates pressure to pay for these enhancements due to competitive pressure, then we may experience a decrease in our profit margin.

In connection with terminating or changing the franchise affiliation of a currently-owned hotel or a subsequently-acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise due to the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. We frequently engage in discussions with franchisors regarding both necessary capital as well as service improvements as a condition of maintaining our franchise licenses. Generally, the resolution of these issues requires us to commit to achieve or maintain specified improvement milestones over time, which often require additional capital expenditures. Unexpected capital expenditures resulting from these discussions could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than us. Competition in the lodging industry is based generally on location, availability, room rates or accommodations, price, range of services and guest amenities offered, and quality of customer service. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities; or significantly expand, improve or introduce new facilities in markets in which we compete. Customers may use the Internet to make bookings for some of our brands. However, the Internet sales channel, which historically has been a discount sales channel, could be used to wage a price war in a particular market. Internet intermediaries may also be able to obtain higher commissions, reduced room rates and other concessions as their percentage of bookings increases. All of these factors could adversely affect our operations and the number of suitable business opportunities.

We rely on the knowledge and experience of some key personnel, and the loss of these personnel may have a material adverse effect on our operations.

We place substantial reliance on the lodging industry knowledge and experience and the continued services of our senior management, led by Paul W. Whetsell. While we believe that, if necessary, we could find replacements for these key personnel, the loss of their services could have a material adverse effect on our operations.

Costs of compliance with environmental laws could adversely affect our operating results.

See “Item 1—Governmental Regulation—Environmental Laws” for a discussion of the risks related to environmental compliance.

Aspects of our operations are subject to government regulation, and changes in that regulation may have significant effects on our business.

A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. Interstate believes our hotels are substantially in compliance with these requirements or, in the case of liquor licenses that they have or will promptly obtain the appropriate licenses. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant amounts have been, and continue to be, invested in ADA required upgrades to our hotels, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

We may be adversely affected by the limited availability of labor and by union contract requirements.

Union contracts for hotel employees in several major markets will be up for renewal in 2006. Although all of the employees at our hotels are employed by the hotel managers, under the management contracts we are generally required to pay the costs related to those employees. The failure to timely renegotiate the contracts that are expiring could result in labor disruptions, which could adversely affect our revenues and profitability. Labor costs could also escalate beyond our expectations and could have a material adverse effect on our margins.

General risks related to the real estate industry.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our hotels and harm our financial condition. Because real estate investments are relatively illiquid, our ability to promptly sell one or more hotels in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors that are beyond our control, including general economic conditions, availability of financing, interest rates and other factors, such as supply and demand.

We expect to selectively sell some of our hotels in the future, but we may be unable to sell them on favorable terms. It may take an unexpectedly long time to find a willing purchaser and to close the sale of a hotel. The sale of some hotels, including any hotel recently acquired, might subject us to significant adverse tax consequences including the loss of our REIT status and may require us to prepay certain long-term debt and certain liquidity facility loans. We may also incur prepayment fees in connection with the payoff of some long-term debt. Therefore, we may refrain from liquidating those hotels, even if it would otherwise be advisable to do so.

We may be required to expend funds to correct defects or to make improvements before a hotel can be sold or receive lower proceeds. We may not have funds available to correct those defects or to make those improvements. In acquiring a hotel, we may agree to lock-out provisions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These factors and any others that would impede our ability to respond to adverse changes in the performance of our hotels could have a material adverse effect on our business.

Corporate Structure Risks

We have some potential conflicts of interest with Interstate.

Our Chief Executive Officer and MeriStar Hospitality’s Chief Executive Officer and Chairman of the Board of Directors, Paul W. Whetsell, is also Chairman of the Board of Directors of Interstate. Our relationship with Interstate is governed by management agreements for each managed hotel. We may have conflicting views with Interstate on the operation and management of our hotels. Potential conflicts of interest may arise in any or all of our numerous transactions with Interstate.

The terms of our management agreements with Interstate were negotiated when we and Interstate shared one management team (which has since been separated). Therefore, inherent potential conflicts of interest will be present in all of our numerous transactions with Interstate that occurred before the formal separation of our management teams, which was completed in early 2004.

In January 2005, we notified Interstate that 11 hotels with 3,655 rooms had failed to meet the performance test involving two-year operating results versus budgets for 2003 and 2004. We and MeriStar Hospitality have reached an agreement with Interstate under which Interstate will continue to manage those hotels, accept a decrease in a one-time incentive fee for 2005, and accelerate our 600-room termination right for the 2007 year so it could be used in 2006. For the two-year period including 2004 and 2005, six hotels with 2,208 rooms failed to meet the performance tests specified in the relevant management agreements, of which one hotel was subsequently sold in the first quarter of 2006.

We may have conflicts relating to the sale of hotels subject to management agreements.

Our management agreements with Interstate may require us to pay a termination fee to Interstate if we elect to sell a hotel or if we elect not to restore a hotel after a casualty. While we have the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months (with the ability to carry over up to 600 rooms for termination in the succeeding year), we must pay a termination fee if we do not replace a sold hotel with another hotel subject to a management agreement with a fair market value equal to the fair market value of Interstate’s remaining management fee due under the management agreement to be terminated. Where applicable, the termination fee is equal to the present value of the remaining payments (discounted using a 10% rate) of the existing term under the agreement, based on the operating results of the hotel for the 12 months preceding the termination. Our decision to sell a hotel may, therefore, have significantly different consequences for Interstate and us. We may be obligated to pay Interstate termination fees of up to a maximum of approximately $11.9 million with respect to the 45 properties we have disposed of between January 1, 2003 and December 31, 2005. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Therefore, the requirement to pay a termination fee may make a sale transaction less desirable economically.

Our management agreements with our other hotel managers may require us to transfer the management agreement to the buyer as a condition of the sale, which may make the transaction less desirable to a potential buyer. In addition, our management agreements may have restrictions on the credentials and qualifications of potential purchasers, which may limit the sales potential of our hotels.

We lack control over management and operations of our hotels.

We depend on the ability of our hotel managers to operate and manage our hotels. In order for MeriStar Hospitality to maintain its REIT status, we cannot operate our hotels. As a result, we are unable to directly implement strategic business decisions for the operation and marketing of our hotels, such as decisions with respect to the setting of room rates, food and beverage operations and similar matters.

Our relationship with Interstate could limit our acquisition opportunities in the future.

While we have successfully acquired investments in three hotels in 2004, it remains possible that our relationship with Interstate could negatively impact our ability to acquire additional hotels because hotel management companies, franchisees and others who would have approached us with acquisition opportunities in hopes of establishing lessee or management relationships may not do so believing that we may rely primarily on Interstate to manage the acquired properties. These persons may instead provide acquisition opportunities to other companies or to hotel management companies who choose to own and manage the properties following the sale. This could limit our acquisition opportunities in the future.

Federal Income Tax Risks

Requirements imposed on us relating to MeriStar Hospitality’s REIT status could cause us to operate in a manner that might be disadvantageous to noteholders.

We have operated and intend to continue to operate in a manner designed to permit MeriStar Hospitality to qualify as a real estate investment trust, or REIT, for federal income tax purposes.

To obtain the favorable tax treatment accorded to REITs under the Internal Revenue Code, MeriStar Hospitality normally will be required each year to distribute to its stockholders at least 90% of its real estate investment trust taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gain. MeriStar Hospitality will be subject to income tax on undistributed real estate investment trust taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which distributions paid with respect to any calendar year are less than the sum of:

•	85% of its ordinary income for the calendar year;

•	95% of its capital gain net income for that year, unless it elects to retain and pay income tax on those gains; and

•	100% of its undistributed income from prior years.

MeriStar Hospitality intends to make distributions to its stockholders to comply with the 90% distribution requirements described above and generally to avoid federal income taxes and the nondeductible 4% excise tax. Its income will consist primarily of its share of our income and its cash flow will consist primarily of our distributions from the operating partnership. It is possible that differences in timing between the receipt of income and the payment of expenses in arriving at its taxable income and the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could, in the future, require it to borrow funds on a short- or long-term basis to enable it to continue to qualify as a REIT and avoid federal income taxes and the 4% nondeductible excise tax. In these circumstances, MeriStar Hospitality might need to borrow funds in order to avoid adverse tax consequences even if it believes that the then prevailing market conditions generally are not favorable for those borrowings or that those borrowings are not advisable in the absence of these tax considerations.

MeriStar Hospitality, as our general partner, will determine our distributions. The amount of these distributions is dependent on a number of factors, including:

•	the amount of cash available for distribution;

•	our financial condition;

•	our decision to reinvest funds rather than to distribute the funds;

•	restrictions in its debt agreements;

•	our capital expenditure requirements;

•	the annual distribution requirements under the Internal Revenue Code as described above; and

•	other factors as MeriStar Hospitality deems relevant.

Although we intend to make distributions so that MeriStar Hospitality satisfies the annual distribution requirement to avoid corporate income taxation on the earnings that it in turn distributes, we may not be able to do so.

If MeriStar Hospitality fails to qualify as a REIT, we will be subject to federal income tax at corporate rates which could adversely affect our operations and MeriStar Hospitality’s ability to satisfy its obligations as a guarantor of our borrowings.

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect MeriStar Hospitality’s ability to continue to qualify as a REIT. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, such as MeriStar Hospitality does. Moreover, legislation, new regulations, administrative interpretations, or court decisions might change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If MeriStar Hospitality fails to qualify as a REIT in any taxable year, it will not be allowed a deduction for distributions to its stockholders in computing its taxable income and it will be subject to federal income tax, including any applicable alternative minimum tax, on its taxable income at the applicable corporate rate. In addition, unless it was entitled to relief under statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. This disqualification might reduce the funds available to it to satisfy its obligations or make distributions to its stockholders because of the additional tax liability for the year or years involved.

MeriStar Hospitality would cease to qualify as a REIT if the Internal Revenue Service were successfully to determine that we should properly be treated as a corporation for federal income tax purposes and it also might cease to qualify as a REIT if the Internal Revenue Service were successfully to determine that any of the other partnerships or the joint ventures or limited liability companies in which it or we hold an interest is properly treated as a corporation for federal income tax purposes.

The imposition of a corporate tax on any of these entities, and any accompanying loss of its real estate investment trust status, could substantially reduce the amount of cash available for payment on its indebtedness.

If MeriStar Hospitality were to fail to qualify as a REIT, it no longer would be subject to the distribution requirements of the Internal Revenue Code. To the extent that distributions to stockholders would have been made in anticipation of its qualifying as a REIT, it might be required to borrow funds or to liquidate assets to pay the applicable corporate income tax. Although it currently operates in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax, or other considerations may cause it to decide to revoke the REIT election.

In the course of document review with respect to the MIP restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we could be deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, in October 2005, MeriStar Hospitality executed a closing agreement with the Internal Revenue Service that resolves all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

Risks Related to the Blackstone Merger Transaction

If the merger transactions with affiliates of The Blackstone Group do not close, there could be a negative impact on the value of our securities.

The merger transactions are subject to a number of conditions precedent, all of which are described in MeriStar Hospitality’s proxy statement on Schedule 14A, which has been filed with the SEC, under the caption, “The Merger Agreement—Conditions to the Mergers.” Completion of the mergers is subject to the receipt of the requisite consents with respect to our 9% Senior Notes due 2008 and 9 1/8% Senior Notes due 2011 and the execution of supplemental indentures to the indentures governing these notes with respect to the amendments described in tender offer and consent solicitation documents to be distributed. You should read MeriStar Hospitality’s proxy statement in its entirety for more details about the merger transactions and the conditions precedent to their completion. Many of these conditions precedent are outside of our control. We are also required to commence tender offers and consent solicitations with respect to certain series of our outstanding senior secured notes, all of which are intended to close simultaneously with the merger transactions. If the merger transactions do not close, there could be a negative impact on the value of our equity and debt securities.

While the merger agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the merger may divert the attention of our employees.

While the merger agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Blackstone). These interim operating covenants are described in MeriStar Hospitality’s proxy statement under the caption, “The Merger Agreement—Conduct of Our Business Pending the Mergers.” You should read MeriStar Hospitality’s proxy statement in its entirety for more details about the merger transactions and the interim operating covenants. Because of these restrictions on our business activities and because our employees will likely be required to divert significant attention to merger-related activities, our ability to capitalize on growth opportunities and other business opportunities, make other capital expenditures as agreed with Blackstone, sell assets and reduce our indebtedness will be limited, which could have a material adverse effect on our future results of operations or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in Bethesda, Maryland. All of our hotels are currently leased to our taxable subsidiaries and are owned directly by our operating partnership or its subsidiaries. No one hotel property is material to our operations. A typical hotel has meeting and banquet facilities, food and beverage facilities, and guest rooms and suites. Our hotels generally feature comfortable, modern guest rooms, extensive meeting and convention facilities and full-service restaurant and catering facilities. Our hotels are designed to attract meeting, convention, and banquet/reception functions from groups and associations, upscale business and vacation travelers, and the local community.

The following table sets forth certain information with respect to our 64 hotels owned as of December 31, 2005.

Hotel	Location	Guest Rooms
Arizona
Embassy Suites Tucson	Tucson	204
California
Courtyard by Marriott, Marina del Rey	Marina Del Rey	276
Doral Palm Springs(1)	Palm Springs	285
Hilton Irvine	Irvine	289
Hilton Sacramento	Sacramento	331
LA Marriott Downtown	Los Angeles	469
Marriott Irvine	Irvine	485
Sheraton Fisherman’s Wharf	San Francisco	525
Colorado
Embassy Suites Denver	Englewood	236
Sheraton Colorado Springs	Colorado Springs	500
Florida
Best Western Sanibel Island Resort(4)	Sanibel Island	46
Doubletree Hotel Westshore(4)	Tampa	496
Doubletree Universal	Orlando	742
Hilton Clearwater(2)(4)	Clearwater	426
Hilton Hotel Cocoa Beach(4)	Cocoa Beach	296
Holiday Inn Fort Lauderdale Beach(4)	Ft. Lauderdale	240
Holiday Inn Walt Disney World Village(2)(3)	Lake Buena Vista	314
Sanibel Inn(4)	Sanibel Island	96
Seaside Inn(4)	Sanibel Island	32
Sheraton Beach Resort Key Largo(4)	Key Largo	200
Sheraton Safari Lake Buena Vista	Lake Buena Vista	489
Song of the Sea(4)	Sanibel Island	30
South Seas Plantation Resort & Yacht Harbor(3)(4)	Captiva	480
Sundial Beach Resort(4)	Sanibel Island	243
Georgia
Doubletree Atlanta	Atlanta	155
Westin Atlanta	Atlanta	495
Illinois
Crowne Plaza Chicago O’Hare	Rosemont	507
Radisson Chicago	Chicago	350
Indiana
Doubletree Indianapolis	Indianapolis	137
Kentucky
Hilton Seelbach	Louisville	321
Radisson Lexington	Lexington	367

Hotel	Location	Guest Rooms
Louisiana
Hilton Lafayette	Lafayette	327
Holiday Inn Select New Orleans(3)	Kenner	303
Hotel Maison de Ville(2)(3)	New Orleans	23
Maryland
Radisson Annapolis(4)	Annapolis	219
Radisson Cross Keys	Baltimore	148
Sheraton Columbia	Columbia	287
Michigan
Hilton Detroit(4)	Romulus	151
Hilton Hotel Grand Rapids(4)	Grand Rapids	224
New Jersey
Courtyard by Marriott Secaucus(2)	Secaucus	165
Doral Forrestal(2)	Princeton	300
Marriott Somerset	Somerset	440
Sheraton Crossroads Hotel Mahwah	Mahwah	225
New Mexico
Wyndham Albuquerque Airport Hotel(2)	Albuquerque	276
North Carolina
Courtyard by Marriott Durham(4)	Durham	146
Sheraton Charlotte Airport	Charlotte	222
Oklahoma
Sheraton Oklahoma City	Oklahoma City	395
Pennsylvania
Embassy Suites Philadelphia	Philadelphia	288
Sheraton Great Valley	Frazer	198
Texas
Doubletree Austin	Austin	350
Doubletree Hotel Dallas Galleria(4)	Dallas	289
Hilton Arlington	Arlington	309
Hilton Houston Westchase	Houston	295
Marriott West Loop Houston	Houston	302
Virginia
Hilton Arlington	Arlington	209
Hilton Crystal City	Arlington	386
Holiday Inn Historic District Alexandria	Alexandria	178
Radisson Old Town Alexandria	Alexandria	253
The Ritz-Carlton, Pentagon City(2)	Arlington	366
Washington
Sheraton Bellevue	Bellevue	179
Washington, D.C.
Georgetown Inn	Washington, D.C.	96
Hilton Embassy Row(2)	Washington, D.C.	193
Latham Georgetown	Washington, D.C.	143
Wisconsin
Crowne Plaza Madison	Madison	226

Total Rooms		18,173

(1)	We lease part of the land on which this hotel was built under one or more long-term lease agreements.

(2)	We lease the land on which this hotel was built under one or more long-term lease agreements.
(3)	Closed at 12/31/05—under reconstruction due to hurricane damage.
(4)	Sold subsequent to 12/31/05.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is not an established public trading market for our OP units. The OP units, however, are redeemable at the option of the holder for a like number of shares of common stock of MeriStar Hospitality, or, at the option of MeriStar Hospitality, for the cash equivalent. The following information is provided regarding the common stock of MeriStar Hospitality. MeriStar Hospitality’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “MHX.” The following table sets forth for the periods indicated the high and low sales prices for MeriStar Hospitality’s common stock and the cash dividends declared with respect thereto.

	Market Price Range		Cash Dividends
	High	Low
Fiscal Year Ending December 31, 2006:
First Quarter (through March 6, 2006)	$10.33	$10.29	(1)

Fiscal Year Ended December 31, 2005:
Fourth Quarter	$9.99	$8.09	(1)
Third Quarter	9.48	7.97	(1)
Second Quarter	8.88	6.47	(1)
First Quarter	8.54	6.57	(1)

Fiscal Year Ended December 31, 2004:
Fourth Quarter	$8.52	$5.32	(1)
Third Quarter	7.00	5.01	(1)
Second Quarter	7.23	5.51	(1)
First Quarter	7.25	5.63	(1)

(1)	MeriStar Hospitality suspended its quarterly dividend payment in the fourth quarter of 2002. At current operating levels, MeriStar Hospitality does not anticipate paying a dividend in 2006.

The last reported sales price of MeriStar Hospitality’s common stock on the NYSE on March 6, 2006 was $10.32. As of March 6, 2006, there were 648 holders of record of MeriStar Hospitality’s common stock.

Based on our current operating levels, MeriStar Hospitality does not expect to pay a dividend in 2006. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors, including our operating results, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code and such other factors as MeriStar Hospitality’s Board of Directors deems relevant. Also, our $150 million senior credit facility and the indentures related to MeriStar Hospitality’s senior unsecured notes contain limitations on the ability to declare and pay dividends. Therefore, MeriStar Hospitality can give no assurance that it will make any such distributions in the future.

To obtain the favorable tax treatment accorded to REITs under the Internal Revenue code, MeriStar Hospitality normally is required each year to distribute to its stockholders at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and by excluding net capital gains. Under certain circumstances, it may be required to make distributions in excess of available cash in order to meet these distribution requirements. In that event, it would seek to borrow additional funds or sell additional non-core assets, or both, to the extent necessary to obtain cash sufficient to make the dividends required to retain its qualification as a REIT.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth summary selected historical consolidated financial data derived from our audited consolidated financial statements and other information as of and for each of the five years presented. The following information should be read in conjunction with our audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K.

2005	2004	2003	2002	2001
(in thousands, except per unit amounts and operating data)
Summary of Operations, year ended December 31:
Total revenue from continuing operations	$724,622	$690,186	$665,085	$675,654	$723,577
Interest expense, net	(119,580)	(126,927)	(140,623)	(136,379)	(122,237)
Minority interest income	62	79	62	15	48
(Loss) gain on sale of assets(A)	—	—	—	—	(2,176)
(Loss) income from continuing operations(B)	(179,289)	(73,005)	(119,538)	(81,127)	(34,562)

(Loss) income from discontinued operations(C)	(67,683)	(26,128)	(284,899)	(89,692)	(9,923)

Net loss	$(246,972)	$(99,133)	$(404,437)	$(170,819)	$(44,485)

Basic (loss) earnings per unit from continuing operations	$(2.00)	$(0.87)	$(2.23)	$(1.67)	$(0.74)
Diluted (loss) earnings per unit from continuing operations	$(2.00)	$(0.87)	$(2.23)	$(1.67)	$(0.74)
Dividends per Common OP unit	$—	$—	$—	$0.03	$1.53

Financial Position as of December 31:
Property and equipment, net	$1,945,402	(D)	$2,075,088	$2,086,889	(D)	$2,559,937	(D)	$2,786,297
Cash and cash equivalents	25,434	60,533	230,876	33,889	23,441
Total assets	2,176,024	2,422,095	2,487,030	2,793,982	3,004,586
Long-term debt	1,585,075	1,573,276	1,638,028	1,654,102	1,700,134
Number of OP units outstanding	89,747	89,665	70,300	49,426	49,033

Operating Data for Owned Hotels and Properties:
Number of hotels as of December 31	64	73	92	107	112
Number of guest rooms as of December 31	18,173	20,319	24,733	27,581	28,653
Average occupancy(E)	68.9%	68.2%	69.0%	68.5%	68.7%
ADR(F)	$119.42	$111.02	$105.29	$108.73	$115.85
RevPAR(G)	$82.23	$75.71	$72.67	$74.43	$79.59

(A)	During 2001, we sold two hotels for a loss. We adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144 on January 1, 2002. SFAS No. 144 requires the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002 and where we have no continuing involvement to be recorded as discontinued operations. Any gains or losses on final disposition are also included in discontinued operations. Therefore, any gains or losses on assets sold prior to January 1, 2002 are included in continuing operations.
(B)	Continuing operations included losses on asset impairments related to our hotel portfolio of $89.4 million, $0, $13.4 million, $0, and $0 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, continuing operations also included an impairment loss of $25 million on our investment in MeriStar Investment Partners, L.P.

We adopted the provisions of SFAS No. 145 on January 1, 2003. Certain provisions require that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. Prior period amounts that do not meet this definition are required to be reclassified. Our prior period extraordinary items were reclassified, and in the future we expect any gains and losses from the extinguishment of our debt to be classified as a component of continuing operations. Prior period amounts reclassified to continuing operations were as follows:

•	during 2001, we repaid term loans under our previous credit facility and wrote off deferred financing costs associated with this facility totaling $2.7 million, net of tax.

(C)	We adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002. SFAS 144 requires that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized, to be recorded as discontinued operations. During 2005, we disposed of nine hotels in separate transactions for an aggregate of $104.3 million in cash. As of December 31, 2005, we had six assets classified as held for sale. During 2004, we disposed of 21 hotels in separate transactions for an aggregate of $155.7 million in cash and $11.1 million in reduction of debt. As of December 31, 2004, we had no assets classified as held for sale. During 2003, we disposed of 15 hotels in separate transactions for an aggregate of $127.9 million in cash. As of December 31, 2003, we had seven hotels classified as held for sale. During 2002, we disposed of five hotels in separate transactions for an aggregate of $60.7 million in cash. As of December 31, 2002, we had one hotel classified as held for sale. Discontinued operations included losses on asset impairments of $64.2 million, $12.3 million, $281.6 million, $78.7 million, and $43.6 million for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.
(D)	Includes $80.9 million, $51.1 million, and $110.2 million of assets held for sale as of December 31, 2005, 2003, and 2002, respectively.
(E)	Total number of rooms occupied by hotel guests on a paid basis, divided by total available rooms. Prior periods have been restated to reflect occupancy data for the 58 hotels (16,904 rooms) included in continuing operations.
(F)	Average Daily Rate, or ADR, represents total room revenue divided by total number of rooms occupied by hotel guests on a paid basis. Prior periods have been restated to reflect ADR for the 58 hotels (16,904 rooms) included in continuing operations.
(G)	Revenue Per Available Room, or RevPAR, represents total room revenue divided by total available rooms. Prior periods have been restated to reflect RevPAR for the 58 hotels (16,904 rooms) included in continuing operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Summary

MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation (“MeriStar Hospitality”), which is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2005, we owned 64 hotels with 18,173 rooms, all of which were leased by our taxable subsidiaries. As of December 31, 2005, six of these hotels were classified as discontinued operations while the remaining 58 are reported as continuing operations. Our hotels are located in major metropolitan areas, select secondary markets or resort locations in the United States. Sixty-one of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), which was created on July 31, 2002 through the merger of MeriStar Hotels & Resorts, Inc. and Interstate Hotels Corporation, one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc. (“Marriott”), and two hotels were managed by another subsidiary of Marriott (collectively with Interstate, the “Managers”). During the fourth quarter of 2005, we converted one hotel from Interstate to Marriott management. It is expected that this hotel will be branded as a Marriott near the end of the first quarter of 2006, subject to the completion of certain renovations and improvements.

The Managers operate the 64 hotels we owned as of December 31, 2005 under management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 2.5% to 7.6% of hotel room revenues.

The management agreement for the Marriott managed property, which was converted during the fourth quarter of 2005, has a base management fee of 2.5% through mid-November 2007 and 3.0% after such date, plus incentive payments based on meeting performance thresholds that could total up to an additional 20.0% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring at the end of 2026 with two renewal periods of five years each at the option of Marriott.

Under the Ritz-Carlton management agreement, the base management fee is 3.0% of total hotel revenue plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20.0% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring in 2015 with four renewal periods of ten years each at the option of Ritz-Carlton.

The management agreement for the Marriott property acquired in 2004 has a base management fee of 3.0% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20.0% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring in 2024 with three renewal periods of five years each at the option of Marriott.

The Ritz-Carlton and Marriott management agreements on the hotels acquired in 2004 include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection. The Ritz-Carlton limited performance guarantee expired on December 31, 2005. The Marriott limited performance guarantee remains in place until 2008. During 2004, we recorded a reduction of management fee expense for a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Both hotels performed at or above their respective performance guarantee levels during 2005.

Subsequent to the July 2002 merger that formed Interstate, we and Interstate separated the senior management teams of the two companies in order to allow each senior management team to dedicate its attention to its respective company’s matters. During July 2004, we also concluded negotiations with Interstate to terminate the intercompany agreement that governed a number of aspects of our relationship. In exchange for terminating the intercompany agreement, we received certain rights, as discussed under “Item 1—Business—The Management Agreements—Interstate.”

The termination of the intercompany agreement eliminated the last formal element of our original “paper clip” relationship with Interstate. However, Paul Whetsell, our Chief Executive Officer, serves as the non-executive Chairman of the Board of Directors of Interstate.

Separately, we reached an agreement with Interstate regarding the calculation of termination fees payable upon a sale. We received a $2.5 million credit, which was applicable to fees payable with respect to future dispositions; we have applied the entire $2.5 million credit to terminations that occurred during 2004 and 2005.

In January 2005, we notified Interstate that 11 hotels with 3,655 rooms had failed to meet the performance tests contained in the relevant management agreements for the two-year period including 2003 and 2004. We and MeriStar Hospitality have reached an agreement with Interstate under which Interstate will continue to manage those hotels, accept a decrease in a one-time incentive fee for 2005, and accelerate our 600-room termination right (described above) for the 2007 year so it could be used in 2006. For the two-year period including 2004 and 2005, six hotels with 2,208 rooms failed to meet the performance tests, of which one hotel was sold in the first quarter of 2006.

Results Overview

General

We are experiencing robust revenue growth primarily driven by an increase in room rates, which has improved our margins and profitability, in part due to the impact of our renovation program. We are seeing a continued economic recovery and a related recovery of business. Our strategy currently includes the following key initiatives to increase shareholder value:

•	focus on growth of earnings and cash flow from our existing portfolio using an aggressive asset management program;

•	upgrade our portfolio through extensive renovations;

•	recycle capital into higher yielding hotel investments;

•	improve our capital structure to support internal growth;

•	position ourselves for external investment opportunities; and

•	maintain liquidity.

Between January 1, 2003 and December 31, 2005, we disposed of 45 hotels with 10,166 rooms for total gross proceeds of $387.9 million in cash and $11.1 million in reduction of debt. Our disposition program has accomplished the following (see “Asset Dispositions”).

•	repositioned our portfolio into one generally consisting of larger assets with significant meeting space operated under major brands in urban or high-end resort locations;

•	sold additional assets where the sale of these assets are accretive to the overall value of our company; and

•	used, and will continue to use, the proceeds from asset sales to strengthen our balance sheet through debt repayments.

We have continued to execute our targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and to better control the level of disruption associated with renovations. In 2005, we accelerated our renovation program for certain key assets, which created some short-term disruption but also positioned us to participate more quickly in the lodging industry recovery (see “Capital Expenditures”). See “Item 1—Business Summary—Recent Developments.”

During 2004, we completed several brand conversions. We experienced short-term negative impacts of these brand conversions during 2004 due to customer displacement, renovation work, and initial costs of training and marketing associated with brand conversions. Our goal for the conversions is to generate long term positive results at these hotels due to better alignment of hotel characteristics to the brand and a more beneficial cost structure.

Accounting for the Impact of the Hurricane Damage to Properties

In August and September 2004, Hurricanes Charley and Frances caused substantial damage to a number of our hotels located in Florida. The damage from Hurricanes Charley and Frances also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and four others were affected in varying degrees. All but two of these hotels are now open (on a full or partial basis).

In August 2005, Hurricane Katrina caused damage to two of our hotels located in Louisiana and one in Florida. While Hurricane Katrina caused property damage and business interruption, the operating results of these three properties are not material to our overall performance, and two of the affected hotels are included in our expanded disposition program. The hotel located in Florida was sold in January 2006 and had been closed only briefly in 2005.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties, mainly those affected by the 2004 hurricanes, are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. As of December 31, 2005, the net book value of the write-off for property damage is $75.1 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $75.1 million net book value amount because we believe that it is probable that the insurance recovery based on replacement cost, net of deductibles, will exceed the depreciated net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $75.1 million.

During February 2006, we entered into a complete and final settlement agreement for all claims relating to Hurricane Charley. In addition to the $120.0 million our insurance carriers previously advanced, they have agreed to a final payment of $82.5 million. For further information regarding the settlement, see Note 17, “Subsequent Events,” included in Item 8 of this Annual Report on Form 10-K. At December 31, 2005, the remaining insurance claim receivable relating to Hurricanes Frances and Katrina was $18.9 million.

In regards to Hurricanes Frances and Katrina, while the insurance proceeds should be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. The determination as to the total amount and timing of those insurance payments is contingent, in part, on the willingness of our insurers to provide recognition of coverage for losses. We are in the process of attempting to resolve with our insurers the final claim payments but cannot guarantee that the insurers will recognize the full claim amounts. To the extent that insurance proceeds, which are calculated on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved. Our insurance policies require us to move expediently to restore properties and mitigate our business interruption claims. We therefore have had to expend substantial amounts for repairs, often without being reimbursed timely by our insurers, often creating a funding gap. To date, we have experienced some significant delays in insurer reimbursement, particularly with respect to claims relating to Hurricane Frances, which damaged several of our properties in September 2004. To the extent that the amount of the reimbursements we receive is lower than the amount we have expended to date to repair the properties using cash on hand or asset sale proceeds, we may be required to find other sources of funds, such as borrowings under our credit facilities, to fund future capital expenditures, whether hurricane-related or not. We have expended over $30 million related to Hurricanes Frances and Katrina damage in excess of our insurance recoveries.

As of December 31, 2005, two of the properties affected by Hurricane Charley and two of the properties affected by Hurricane Katrina remained substantially closed due to hurricane damage. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. The cost recoveries are recorded as offsets to the expense line item to which they relate; therefore, there is no net impact to any line item or our results. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

Under these income recognition criteria, during the twelve months ended December 31, 2005, we have recorded a business interruption recovery gain of $7.1 million due to receiving recognition of a minimal level of business interruption gain that the insurance companies were willing to recognize without any contingencies as of that date for certain of our hurricane-affected properties. Our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance gains as we proceed further through the claims process. For information regarding the settlement of the claim for Hurricane Charley, see Note 17 “Subsequent Events,” included in Item 8 of this Annual Report on Form 10-K.

Through December 31, 2005, we have incurred recoverable costs related to both property damage and business interruption totaling $91.3 million. In addition, we recorded a receivable of $75.1 million related to the write-off of the net book value of the damaged portion of our assets. We had collected $132.5 million in insurance proceeds related to all three claims through December 31, 2005. We have collected an additional $82.5 million in insurance proceeds from January 1, 2006 through March 6, 2006 as a result of the settlement of our Hurricane Charley claim.

Of the total $215 million in insurance proceeds collected through March 6, 2006, $202.5 million represents reimbursements on claims related to Hurricane Charley; $7.5 million represents reimbursements on claims related to Hurricane Frances; and $5.0 million on claims related to Hurricane Katrina. For Hurricanes Frances and Katrina, we should ultimately be reimbursed for repair costs and expenses incurred as well as business interruption losses, subject to any policy deductibles and limitations, although we have incurred out-of-pocket costs while awaiting reimbursement from our insurers. No determination has been made as to the total amount or timing of those insurance payments, which may not be sufficient to cover all of the costs incurred. Business interruption insurance gains and gains from recoveries in excess of our fixed-asset write-offs for the properties impacted by Hurricane Charley will be recognized in the first quarter of 2006. The timing of when we will be fully reimbursed for costs incurred and able to recognize any business interruption insurance gains related to Hurricanes Frances and Katrina are uncertain. It depends, in part, on decisions yet to be made by the insurers and whether the claims can be resolved without legal action. The $7.5 million received to date on claims related to Hurricane Frances is substantially below the amount of the insurance claim and our actual recovery expenditures for losses related to Hurricane Frances because the claims payment process has been stalled by our insurers for some time, a situation which could require legal action against our insurers involved in that claim if we are not able to resolve it through the adjustment process.

The following is a summary of hurricane-related activity recorded (in millions):

Insurance claim receivables

December 31, 2005
Fixed assets net book value write down	$75.1
Recoverable costs incurred	91.3
Business interruption insurance gain	7.1
Payments received	(132.5)

$41.0

Of the $41.0 million of insurance claim receivable, $27.5 million related to Hurricane Charley. See Note 17 “Subsequent Events” for information on the Hurricane Charley insurance claim settlement.

Overall Results

Revenues from continuing operations increased to $724.6 million, or 5.0%, for the year ended December 31, 2005 compared to $690.2 million for the prior year. This revenue increase is primarily due to improved Revenue Per Available Room, or RevPAR, at our 58 hotels included in continuing operations, higher food and beverage revenues attributable to increased menu pricing in 2005, and a full year of revenues from our two hotels acquired in May and June of 2004, partially offset by a disruption of revenues at properties impacted by hurricanes in 2004 and 2005. While revenues increased, hotel operating expenses increased by 2.3% compared to 2004. Revenue growth primarily resulted from increases in rate, which resulted in improved hotel operating margins. Property taxes, insurance and other expense reflect a reduction in condominium rental expense under the best efforts rental programs at two hurricane impacted properties and expense reductions at the other hurricane impacted properties in 2005. During 2005, we recorded a hurricane business interruption gain of $7.1 million, based on an irrevocable minimum measure provided by our insurance carriers. We incurred a $57.8 million loss on extinguishment of debt in 2005 (including a write-off of $2.6 million deferred financing costs), mainly related to the defeasance of our previous $298.1 million (originally $330 million) secured facility (“Previous Secured Facility”) (including $8.7 million related to the interest rate swap termination), compared to a $9.1 million loss on extinguishment of debt in 2004 (including a write-off of $1.1 million deferred financing costs). Our 2005 continuing operations impairment loss includes $88.8 million for five properties that were included in our asset disposition program. Additionally, our 2005 and 2004 results include losses of $67.7 million and $26.1 million, respectively, realized at properties in discontinued operations. For further information regarding the treatment of impaired or disposed long-lived assets, see Note 2, “Summary of Significant Accounting Policies,” included in Item 8 of this Annual Report on Form 10-K.

Results of Operations

Our revenues are derived from the operations of our hospitality properties, including room, food, and beverage revenues, and to a much lesser extent from our leases of office, retail and parking rentals. Included in our operating income (but not in revenues) is our cumulative preferred return on our partnership interest in MeriStar Investment Partners, L.P. (“MIP”), the interest income on our mezzanine loan to the Radisson Lexington Avenue Hotel and our equity in the income on our Radisson Lexington Avenue Hotel investment. Operating costs include direct costs to run our hotels, management fees to Interstate and others for the management of our properties, depreciation of our properties, impairment charges, property tax and insurance, as well as sales, marketing and general and administrative costs. Our expenses also include interest on our debt, amortization of related debt-issuance costs and minority interest allocations, which represent the allocation of income and losses to outside investors for properties that are not wholly owned.

The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 require that current and prior period operating results of any asset that has been classified as held for sale or has been disposed of on or after January 1, 2002, including any gain or loss recognized on the sale, be recorded as discontinued operations. Accordingly, we have reclassified all prior periods presented to comply with this requirement. See Note 15, “Dispositions,” included in Item 8 of this Annual Report on Form 10-K for further information regarding the amounts reclassified.

Summary data for the years ended December 31 were as follows (dollars in thousands, except operating data statistics):

				Percent Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Summary of Operations:
Total revenue from continuing operations	$724,622	$690,186	$665,085	5.0%	3.8%

Hotel operating expenses	288,767	282,230	270,476	2.3	4.3
Other operating expenses	363,996	358,490	349,380	1.5	2.6
Loss on asset impairments	89,373	—	13,418	>100.0	>(100.0)
Contract termination costs	1,215	—	—	>100.0	0.0

Total operating expenses	743,351	640,720	633,274	16.0%	1.2%

Equity in income (loss) of and interest earned from unconsolidated affiliates, net of impairment charge in 2003	10,193	13,147	(17,631)	(22.5)	>(100.0)
Hurricane business interruption insurance gain	7,062	—	—	>100.0	0.0

Operating (loss) income	(1,474)	62,613	14,180	>(100.0)	>100.0
Minority interest income	62	79	62	(21.5)	27.4
Interest expense, net	(119,580)	(126,927)	(140,623)	(5.8)	(9.7)
(Loss) Gain on early extinguishments of debt	(57,791)	(9,149)	3,116	>100.0	>(100.0)
Income tax (expense) benefit	(506)	379	3,727	>(100.0)	(89.8)

Loss from continuing operations	(179,289)	(73,005)	(119,538)	>100.0	(38.9)
Loss from discontinued operations(a)	(67,683)	(26,128)	(284,899)	>100.0	(90.8)

Net loss	$(246,972)	$(99,133)	$(404,437)	>100.0	(75.5)

(a)	Includes loss on asset impairments of $64.2 million, $12.3 million and $281.6 million for the years ended December 31, 2005, 2004, and 2003, respectively. Also includes loss on disposal of $5.4 million, $14.1 million and $2.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. Income tax benefit was $0.1 million for the year ended December 2004.

Operating Data for our 58 hotels included in continuing operations (16,904 rooms):

				Percent Change
	2005	2004	2003	2005 vs 2004	2004 vs 2003
Average Daily Rate (ADR)	$119.42	$111.02	$105.29	7.6%	5.4%
Occupancy	68.9%	68.2%	69.0%	1.0	(1.2)
Revenue Per Available Room	$82.23	$75.71	$72.67	8.6	4.2

Year ended December 31, 2005 compared with the year ended December 31, 2004

Continuing Operations Results

Our 58 properties which we consider continuing operations include two properties acquired in 2004, seven properties in Florida that were significantly impacted by Hurricane Charley and Hurricane Frances that occurred in August and September 2004, and two properties in New Orleans that were significantly impacted by Hurricane Katrina in August 2005. For more information regarding the impact of these hurricanes, see “Results Overview.” Because of these events, our total results are not fully comparable between years. In order to provide a useful comparison, where appropriate, this section includes discussion and analysis of our results as a whole and discussion and analysis of results of the 49 comparable hotels that were in normal operations for the current year and the prior year. The seven hotels that were substantially affected by the 2004 hurricanes (five of which were reopened as of December 31, 2005) and the two hotels that were substantially affected by the 2005 hurricanes are excluded from the comparable hotels.

Total revenue. Total revenue increased by $34.4 million, or 5.0%, in 2005 compared to 2004. This increase in revenue is primarily due to an increase in ADR attributable to a strategy of increasing room rates and reducing our exposure to lower rated contract business, higher food and beverage revenues attributable to increased menu pricing in 2005, and the inclusion of a full period of revenues from our two hotels acquired in May and June of 2004 ($70.3 million for 2005 compared to $37.2 million for 2004) offset by the lost revenue at our hurricane affected properties. Overall ADR increased 7.6% in 2005 when compared with 2004, primarily due to a focus on increasing business related to higher rated transient and corporate customers, reducing lower rated group, contract, and internet business, the inclusion of a full period of revenues from two higher rate properties acquired in May and June of 2004, and an increase in travel due to a general strengthening of the economy. This favorable impact on room revenues was partially offset by revenue losses from our hurricane-impacted hotels ($53.2 million less revenue in 2005). The increase of 1.0% in occupancy over 2004 for the entire portfolio of our 58 hotels in continuing operations demonstrated the strength of demand for rooms at our properties during our programs of increasing rates by reducing lower group, contract, and internet sales.

The following table presents operating data for our 49 comparable hotels:

Operating Data for our 49 comparable hotels (15,337 rooms):

	2005	2004	Percent Change
ADR	$116.92	$106.03	10.3%
Occupancy %	68.6%	68.4%	0.3
RevPAR	$80.16	$72.52	10.5

For the 49 comparable hotels, total revenue increased by $57.9 million, or 9.7%, to $657.0 million in 2005 from $599.1 million in 2004. The increase in room revenue was primarily due to an increase in ADR of $10.89, or 10.3%, and RevPAR of $7.64, or 10.5%, which resulted from a strategy of increasing room rates and reducing our exposure to lower rated contract business. Occupancy remained flat despite reducing our lower rated group business due to a positive customer response to our room renovation program and a general strengthening of the economy and lodging industry as a whole.

Hotel operating expenses. Overall hotel operating expenses increased by $6.5 million, or 2.3%, in 2005 as compared to 2004. However, as a percentage of hotel revenues, operating margins improved 1.0% year over year. As a percentage of food and beverage revenue, food and beverage expense decreased 1.6% due to menu pricing adjustments outpacing the costs of materials, labor, and benefits. Room expense decreased 0.6% as a percentage of room revenue. In addition, there were overall reductions in operating expenses at the hurricane-impacted properties.

For the 49 comparable hotels, hotel operating expenses increased 6.4% from 2004, primarily related to increases in labor and related costs and increased costs associated with higher brand standard requirements. As a percentage of revenue, hotel operating expenses decreased 1.2% points. Room expense, as a percent of room revenues, decreased 0.7% points primarily due to the positive impacts of increasing ADR. Food and beverage margins improved 1.1% points mainly due to menu pricing adjustments that have outpaced the increasing cost of materials, labor and benefits.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance. Individual variations in these expenses were as follows:

•	General and administrative expense, hotel: General and administrative expense, hotel increased $7.9 million largely due to $4.2 million in higher general and administrative costs and sales and marketing costs at the two hotels acquired in 2004. The remaining increase is due to higher costs at all hotels offset by lower expenses at the hurricane impacted properties.

•	Property operating costs: Property operating costs increased by $7.9 million due to $2.9 million in higher energy costs at all hotels, including the two hotels acquired in 2004, offset by lower energy costs at the hurricane impacted properties. Management fees increased $2.9 million but on a percentage of total revenue did not change. Franchise fees increased $2.2 million, but on a percentage of room revenue basis did not change significantly.

For the 49 comparable hotels, energy costs experienced a 12.9% increase due to higher energy rates. Management fees as a percentage of total revenue were stable from 2004 to 2005. Year-over-year franchise fees as a percentage of room revenues for franchised hotels remained relatively stable. However, for 2006 we expect increases in these fees due to contractual increases on our converted brand hotels and the renewal of several franchise agreements.

•	Property taxes, insurance, and other expense: Property taxes, insurance, and other expense decreased $9.4 million from 2004. Expenses for hurricane-impacted properties decreased from 2004, primarily due to a $4.2 million reduction in condominium rental expense under the best efforts rental programs at South Seas Resort and Sundial Beach Resort. Also, the hurricane-impacted properties’ expenses were reduced in 2005; these same properties had normal operating expenses through mid-August 2004. Additionally, the current year expense decreased due to $3.4 million in reductions to property and other tax reserves.

•	Depreciation and amortization expense: Depreciation expense decreased $1.8 million due to less depreciation taken on hurricane properties in 2005 as their cost bases have been written down, and certain assets becoming fully depreciated during 2005, partially offset by additional depreciation associated with the two hotels acquired in mid-2004 and new assets being placed into service. Amortization expense increased by $1.3 million over the prior year mainly due to the amortization of additional deferred financing costs from the senior credit facility which was expanded during 2005.

Loss on Asset Impairments. The 2005 loss on asset impairment in continuing operations of $89.4 million is primarily related to five properties that were included in our asset disposition program and subsequently sold in the first quarter of 2006, see “Item 1—Business Summary—Recent Developments.”

Contract Termination Costs. We incurred $1.2 million of contract termination costs in 2005, mainly due to the termination of the management agreement on one of our hotels.

Equity in income/loss of and interest earned from unconsolidated affiliates. Equity in income/loss of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests but are not consolidated in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in the fourth quarter of 2004, as well as interest income on the $40 million loan made to this entity. In 2005, we recognized interest income of $5.8 million, partially offset by a $1.3 million equity share of net loss. In 2004, we recognized interest income of $1.4 million and equity in income of $0.2 million. In addition, we currently recognize a preferred return of 12% from our investment in MIP, accounted for using the cost method, resulting in current and cumulative preferred return income of $5.8 million in 2005. Our 2004 income of $11.5 million included the recognition of the cumulative portion of the investment of $4.9 million of which $1.4 million related to a 2003 reserve. This reserve had been fully reserved for throughout 2004, and was then released into income due to cash payouts by MIP.

Hurricane business interruption insurance gain. In 2005, we recognized $7.1 million of business interruption gain, based on an irrevocable agreement with the insurance company regarding this minimum level of profit that certain of our properties would have earned. For additional information regarding hurricane business interruption insurance gain, see “Results Overview—Accounting for the Impact of the Hurricane Damage to Properties.”

Loss on early extinguishments of debt. In 2005, we recorded a loss on early extinguishment of debt of $57.8 million. This consisted of $43.5 million loss related to the defeasance of the Previous Secured Facility, as well as $8.7 million cost from the termination of an interest rate swap agreement related to the secured facility refinancing. In addition, there was a $3.0 million loss on early extinguishment of debt related to the senior unsecured notes and notes payable to MeriStar Hospitality. In 2004, we recorded a loss on early extinguishment of debt of $9.1 million, consisting of a $3.0 million loss on the purchase of $44.3 million of 9.125% senior notes, a $2.0 million loss on the paydown of $25.8 million of 10.5% senior notes, a $1.7 million loss on the exchange of $49.2 million of notes payable to MeriStar Hospitality through the issuance of 8,138,728 shares of common stock, and a $1.3 million loss on the extinguishment of $29.5 million of 9.0% senior notes. Included in the loss on early extinguishment of debt for the years ended December 31, 2005 and 2004 are deferred financing costs of $2.6 million and $1.1 million, respectively, were written off in relation to these extinguishments.

Interest expense, net. Net interest expense declined 5.8%, or $7.3 million, for the year ended 2005 compared to the year ended 2004, primarily as a result of 2004 repurchases of approximately $99.6 million of senior unsecured notes and the issuance of common stock in 2004 in exchange for $49.2 million of senior subordinated notes. The interest savings from these repurchases were somewhat offset by the placement of lower interest rate mortgages, and increases in the London Interbank Offered Rate, or LIBOR. Additionally, the Previous Secured Facility was refinanced in September 2005 at an interest rate that is 309 basis points lower. Capitalized interest expense for the year ended 2005 was $13.0 million compared to $5.6 million for the year ended 2004.

Loss from discontinued operations

Loss from discontinued operations during the year ended 2005 totaled $67.7 million, including impairment charges of $64.2 million and a loss on disposition of assets of $5.4 million, offset by $1.9 million of income from operations. Loss from discontinued operations for the year ended 2004 totaled $26.1 million, including impairment charges of $12.3 million and a loss on disposition of assets of $14.1 million, offset by $0.1 million of income from operations and $0.2 million of income tax benefit. Discontinued operations included 15 properties sold or held for sale in 2005 and 21 properties sold in 2004.

Year ended December 31, 2004 compared with the year ended December 31, 2003

Continuing Operations Results

Total revenue. Total revenue increased by $25.1 million, or 3.8%, in 2004 compared to 2003, primarily due to a $20.8 million increase to $445.3 million in room revenue directly attributable to an increase in ADR, combined with an $11.0 million increase in food revenue. ADR increased 5.4% for the year ended December 31, 2004 when compared with the same period in 2003 due to our two acquired properties as well as the result of the industry benefiting from an increase in travel due to a general strengthening of the economy, partially offset by revenue losses from our hurricane impacted hotels. The decrease in occupancy of 1.2% over the same period was due to having fewer rooms available due to hotel renovations, as well as a focus on increasing daily rates, which resulted in lower group, contract, and internet sales.

Hotel operating expenses. Hotel operating expenses increased $11.8 million, or 4.3%, in 2004 compared to 2003. The increase was primarily attributable to an $8.5 million, or 6.7%, increase in food and beverage expense primarily due to the expenses of hotels acquired in 2004. In addition, room expense increased by $5.4 million, or 5.1%, mainly due to the restoration of services with an emphasis on improving guest satisfaction, rising labor and benefits costs, the impact of renovation-related costs, the impact of brand conversion costs and brand initiatives and the effect of expenses of hotels acquired in 2004. Prior period results also reflect aggressive cost reductions in anticipation of economic impacts associated with the war in Iraq and associated tensions.

Other operating expenses. Other operating expenses include general and administrative expenses, property operating costs, depreciation and amortization, non-income taxes, and insurance. Individual variations in these expenses were as follows:

•	General and administrative expense, corporate: Corporate general and administrative expense increased by $2.9 million or 24.5% in 2004 versus 2003 reflecting higher corporate operating expenses based on more complete staffing levels after the separation from Interstate Hotels, and higher costs for complying with expanded public company regulatory requirements. This line item also includes a $4.0 million income adjustment to reduce employee compensation costs due to the change in accounting treatment of an equity based compensation plan, a $2.0 million expense adjustment related to prior years’ workers’ compensation claims, a $1.0 million expense for general liability and hurricane insurance claims-related legal costs, and a $1.6 million expense related to incentive plan grants.

•	Property operating costs: Property operating costs, which consist of repairs and maintenance, energy, franchise and management costs, increased $3.7 million or 3.8% during 2004 as compared to 2003 mainly due to increases in repairs and maintenance of $2.1 million due to a reduction in eligible purchase rebates, and the increased property operating costs associated with the two hotels acquired in 2004. Energy costs increased by 3.7% due to the added costs associated with the two hotels acquired in 2004 and general increases in energy costs in the U.S. in 2004 versus 2003. Franchise fees increased 3.9%, or $0.9 million, but remained flat as a percentage of room revenue. Management fees decreased $0.2 million, but remained constant as a percentage of total revenue.

•	Property taxes, insurance, and other expense: Property taxes decreased by $2.7 million primarily due to our efforts to ensure that our properties were accurately valued due to market conditions caused by the economic downturn in specific areas. Insurance expense decreased $1.0 million or 8.8% for the year ended December 31, 2004 as compared to 2003 primarily due to a reduction in property insurance premiums upon renewal which was partially offset by the costs associated with the two hotels acquired in 2004.

•	Depreciation and amortization expense: Depreciation and amortization expense increased $4.8 million or 5.9% in 2004. The increase is due to additional depreciation on our properties acquired in 2004, as well as a significant increase in capital expenditures.

Loss on asset impairments. We recognized losses on asset impairments totaling $12.3 million and $295.0 million related to our assets planned for disposition during the years ended December 31, 2004 and 2003, respectively. Of these total asset impairment losses, $12.3 million and $281.6 million for 2004 and 2003, respectively, are included in discontinued operations. The impairment losses recorded during 2004 primarily represent a decrease in estimated proceeds from the sale of our remaining assets planned for disposition. Impairments were significant during 2003 due to our decision during the year to expand our asset disposition program, thereby resulting in a change in our expected holding period for these assets. Impairment charges were lower in 2004, as we did not add a significant number of properties to our disposition program.

Equity in income/loss of and interest earned from unconsolidated affiliates. Equity in income/loss of and interest earned from unconsolidated affiliates consists of income earned from two investments in which we own non-controlling interests but are not consolidated in our financial statements. We recognize a proportionate share of the profit and loss earned by the Radisson Lexington Avenue Hotel, an equity method investment acquired in 2004, as well as interest income on the $40 million loan made to this entity. As of December 31, 2004, we recognized interest income of $1.4 million and equity in income of $0.2 million. In addition, we recognize a preferred return of 16% (12% for the last three weeks of the year) from our investment in MIP, which is accounted for using the cost method. Income of $11.5 million in 2004 from MIP includes a reversal of a $1.4 million reserve due to the favorable change in their collectibility assessment. Our 2003 results include a $25 million impairment charge on MIP, partially offset by $7.4 million of preferred return income on MIP.

Interest expense, net. Net interest expense declined 9.7%, or $13.7 million, in the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to repurchases of higher interest bearing debt, incurrence of lower interest bearing debt, and the effect of the interest rate swap we entered into in April 2004. Capitalized interest expense for the year ended 2004 was $5.6 million compared to $3.1 million for the year ended 2003.

Loss (gain) on early extinguishment of debt. For the year ended December 31, 2004, we recorded a total loss on early extinguishment of debt of $9.1 million consisting of a $3.0 million loss on the purchase of $44.3 million of 9.125% senior notes, a $2.0 million loss on the paydown of $25.8 million of 10.5% senior notes, a $1.7 million loss on the exchange of $49.2 million of notes payable to MeriStar Hospitality through the issuance of 8,138,728 shares of common stock, and a $1.3 million loss on the extinguishment of $29.5 million senior notes. For the year ended December 31, 2003, we recorded a gain on early extinguishment of debt of $3.1 million. Included in the (loss) gain on early extinguishment of debt for the years ended December 31, 2004 and 2003 are deferred financing costs of $1.1 million and $1.0 million, respectively, which were written off.

Loss from discontinued operations

During the year ended December 31, 2004, we completed the disposal of 21 hotels in separate transactions for an aggregate of $155.7 million in cash, resulting in loss on disposal of $14.1 million. Loss on disposal resulted primarily from the recognition of $10.9 million in termination fees payable to Interstate Hotels with respect to these hotels’ management contracts. As of December 31, 2004, we had no hotels classified as held for sale. Discontinued operations for the year ended December 31, 2004 included impairment charges totaling $12.3 million related to the assets sold during the year. Discontinued operations for the year ended December 31, 2003 included impairment charges totaling $281.6 million.

Financial Condition, Liquidity, and Capital Resources

Explanatory Note. While the Blackstone merger agreement is in effect, we are required to operate in the ordinary course and are prohibited from taking certain actions without Blackstone’s consent, including proceeding with a number of the programs described in this section, particularly as they pertain to the reduction of debt, the sale of assets, the payment of dividends or the acquisition of additional assets. The merger agreement contains significant limitations on our operations pending the closing of the merger. See “Risk Factors—Risks Related to the Blackstone Merger Transaction—While the merger agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the merger may divert the attention of our employees.”

Our principal sources of liquidity are cash generated from operations, funds from borrowings, funds from the sales of assets and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, debt repurchases, and investments in hotels (including capital projects and acquisitions). Our strategy includes considering opportunities to repay debt and to reduce our overall cost of borrowing, such as through repaying more expensive debt with the proceeds from low interest rate mortgages and asset sales and the use of interest rate caps. We believe we currently have sufficient cash on hand and we expect to have adequate cash flow during the next twelve months in order to fund our operations, capital commitments and debt service obligations. MeriStar Hospitality did not pay a dividend on its common stock during 2005; however, if we successfully execute our announced current disposition and debt repayment transactions, we believe that the pro forma interest coverage ratio specified in our senior unsecured note indentures may exceed 2 to 1 during the year, which would permit us to resume paying a dividend. Our current and future liquidity is, however, greatly dependent upon our operating results, which are driven largely by overall economic conditions. While economic conditions are generally improving, if general economic conditions are significantly worse than we expect for an extended period, this will likely have a negative effect on our projections of available cash flow and liquidity.

Factors that may influence our liquidity include:

•	Factors that affect our results of operations, including general economic conditions, demand for business and leisure travel, public concerns about travel safety related primarily to terrorism and related concerns, capital investments required to maintain our property’s competitive position, timing of hurricane-related expenditures and related insurance receipts, energy costs, and other operating risks described under the caption, “Risk Factors—Operating Risks” in Item 1A of this Annual Report on Form 10-K;

•	Factors that affect our access to bank financing and the capital markets, including operational risks, high leverage, covenant compliance, interest rate fluctuations, and other risks described under the caption “Risk Factors—Financing Risks” in Item 1A of this Annual Report on Form 10-K; and

•	Other factors described previously under the caption, “Cautionary Statement Regarding Forward-Looking Statements” in this Annual Report on Form 10-K.

We generally intend to hold unrestricted cash balances of $30 million to $40 million in our operating accounts as a hedge against economic and geopolitical uncertainties, as well as to provide for our recurring cash requirements. As part of our liquidity strategy, we may repurchase debt with available cash, including proceeds from asset sales, or retire debt with higher interest rates and issue debt with lower interest rates, thereby reducing our overall interest expense, lowering cost of borrowing and improving financial ratios. This strategy provides us with more liquidity and flexibility in managing our business.

We completed the following transactions in 2005 (see “Long-Term Debt” for additional information):

•	repurchased all $34.2 million of our outstanding 8.75% senior subordinated notes due 2007;

•	repurchased $50.2 million of our senior unsecured notes;

•	refinanced our secured facility loan and entered into an interest rate cap agreement;

•	expanded our senior credit facility by $100 million to a total capacity of $150 million;

•	retired our $15 million secured bridge loan; and

•	entered into two mortgage loans, totaling $81.7 million, on two of our hotels.

In February 2005, MIP completed a $175 million non-recourse commercial mortgage-backed securities financing, which was originally secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received a distribution of $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million. See Note 7, “Investments in Unconsolidated Affiliates,” included in Item 8 of this Annual Report on Form 10-K.

We completed the following transactions in the first quarter of 2006 (see “Item 1—Business—Recent Developments” for additional information):

•	sold seven hotels with 1,765 rooms for total gross proceeds of $142.7 million;

•	sold a portfolio of nine hotels (1,849 rooms) and a golf and tennis club to an affiliate of The Blackstone Group in a cash transaction for a contract sales price of $367.1 million ($341.0 million net of closing adjustments);

•	repaid a $44.0 million mortgage on the Hilton Clearwater Hotel (which was among the nine properties sold to an affiliate of The Blackstone Group), which was required to be repaid upon its sale;

•	redeemed $100.0 million aggregate principal amount of our 10.5% senior unsecured notes due 2009 for an aggregate redemption price of $107.7 million, including accrued and unpaid interest;

•	called for redemption on March 27, 2006, the remaining $105.9 million of our 10.5% senior unsecured notes due 2009 for an aggregate redemption price of $114.6 million;

•	borrowed $75.0 million of term loan indebtedness under our senior credit facility in January 2006, which we repaid in February 2006 from the proceeds of the sale of the Florida hotels to an affiliate of The Blackstone Group, reducing our availability under that facility to $75.0 million of revolving loan availability; and

•	reached an agreement with our insurance carrier to settle our Hurricane Charley insurance claims for a total value of $202.5 million after deductibles.

We anticipate selling an additional three assets in 2006, which would generate approximately $31.4 million in cash.

In August 2004, September 2004, and August 2005, a number of our hotels located in Florida and two hotels located in Louisiana incurred substantial damage and business interruption. During February 2006, we entered into a complete and final settlement agreement for all claims relating to Hurricane Charley. In addition to the $120.0 million our insurance carriers previously advanced, they have made a final payment of $82.5 million. For further information, see Note 17, “Subsequent Events,” included in Item 8 of this Annual Report on Form 10-K. In regards to pending claims for Hurricanes Frances and Katrina, although we have comprehensive insurance coverage for both property damage and business interruption, we are experiencing a decline in revenues at these properties due to the full or partial closure of certain hotels, and accounting rules do not permit us to recognize any income from business interruption insurance or gains on replacement of damaged property until all contingencies associated with the related insurance payments have been resolved. Such contingencies include the willingness of our insurers to provide recognition of coverage for losses, the timing of any reimbursements once claims are approved, and the amount of any costs we incur to obtain such reimbursements. Additionally, we may experience a timing delay between cash outflows and cash inflows, as we may incur costs to rebuild the damaged properties, and temporary negative cash flows associated with affected properties, that may not be reimbursed by the insurance carriers for several periods, or if we are unable to agree on certain coverage issues or the scope of coverage, reimbursements may take several years to recover through litigation. In particular, we have experienced significant delays in reimbursement with respect to claims relating to Hurricane Frances, which damaged several of our properties in September 2004, a situation that could require legal action against the insurers involved. While this timing difference continues to impact our liquidity, we believe that we will be able to meet all of our cash needs through a variety of means, including the placement of mortgages, borrowings under our credit facility, and reducing capital expenditures, if necessary. The resolution and reimbursement of our insurance claims will be applied to the repayment of our credit facility and mortgages, and other sources from which we have drawn to cover the net cash outflow of hurricane-related expenditures. For more information regarding the impact of these hurricanes, see “—Results Overview,” “Risk Factors—We may not receive reimbursements from insurers for our outstanding hurricane claims” in Item 1A of this Annual Report on Form 10-K, and “Risk Factors—Our hotel assets, revenues and operating results, and liquidity could be negatively affected by severe weather and natural disasters” in Item 1A of this Annual Report on Form 10-K.

As of December 31, 2005, we had $19.9 million of cash held in escrow, which was required by certain debt agreements. Our cash balance held in escrow may increase or decrease based upon the performance of our encumbered hotels and our ability to obtain timely capital reimbursements. Of the $19.9 million, approximately $10.6 million was available to fund capital expenditures as of December 31, 2005.

Sources and Uses of Cash

The following table shows our consolidated cash flows, generated by (used in) our various activities, for the years ended December 31 (in thousands):

	2005	2004	2003	2005 vs 2004	2004 vs 2003
Operating activities	$45,199	$10,915	$(17,137)	$34,284	$28,052
Investing activities	(68,364)	(234,488)	104,768	166,124	(339,256)
Financing activities	(11,934)	54,585	109,485	(66,519)	(54,900)

Cash flow from operations increased in 2005, primarily due to the impact of margin improvements due to the refocusing of our portfolio assets, as well as the generation of new revenues from our hotels acquired in 2004, and as a result of the lodging industry economic recovery. Additionally, we realized net cash inflow in 2005 of $44.7 million related to our insurance claim receivable. We have allocated $9.1 million of proceeds received to investing activities, which is an estimate of the portion of reimbursements for hurricane-related capital expenditures at our properties damaged by the hurricanes. The remaining $35.6 million change in 2005 in our insurance claim receivable is related to our business interruption coverage and our hurricane incremental expense coverage, and is therefore reflected within operating activities. Our cash flow from operations in 2005 was reduced by a $52.2 million loss on early extinguishment of debt related to our Previous Secured Facility defeasance.

We used a net $68.4 million of cash from investing activities during the year ended December 31, 2005, primarily due to:

•	$222.1 million in capital expenditures (including $12.4 million of capitalized interest); and

•	$4.7 million in costs primarily associated with the disposition program; partially offset by

•	$45.0 million decrease in restricted cash, mainly related to escrows released under our secured facility refinance and through the termination of our interest rate swap agreement;

•	$104.4 million of proceeds from the sale of hotel assets; and

•	$9.1 million allocation of insurance proceeds related to capital expenditures.

We used a net $234.5 million of cash from investing activities during the year ended December 31, 2004, primarily due to:

•	$182.4 million for acquisition of hotels, net of cash acquired;

•	$134.0 million in capital expenditures (including $5.6 million of capitalized interest);

•	$50.5 million for an investment in a hotel;

•	$15.9 million increase in cash restricted for mortgage escrows and our interest rate swap; and

•	$7.5 million in costs associated with our disposition program, partially offset by

•	$155.7 million in proceeds from the sale of 21 hotel assets.

Our investing activities provided a net $104.8 million of cash during the year ended December 31, 2003, resulting primarily from:

•	$127.9 million in proceeds from the sale of 15 hotel assets; and

•	$42.1 million from Interstate for the repayment of its note receivable; partially offset by

•	$36.2 million in capital expenditures (including $3.1 million of capitalized interest);

•	$22.2 million increase in cash restricted for mortgage escrows; and

•	$6.8 million in costs associated with our disposition program.

We used a net $11.9 million of cash from financing activities during the year ended December 31, 2005 due mainly to:

•	$320.7 million from the incurrence of debt, net of issuance costs;

•	$73.3 million from the incurrence of mortgage loans, net of financing costs; and

•	$10.5 million in net borrowings from our senior credit facility, net of financing costs; partially offset by

•	$382.6 million in prepayments on long-term debt; and

•	$33.3 million in scheduled payments on long-term debt.

We generated a net $54.6 million of cash from financing activities during the year ended December 31, 2004 due mainly to:

•	$110.0 million from the incurrence of mortgage loans, net of issuance costs;

•	$72.3 million from our issuance of OP units; partially offset by

•	$105.0 million in prepayments on long-term debt;

•	$13.3 million in scheduled payments on long-term debt; and

•	$8.6 million in subsidiary partnership interest purchases.

We generated a net $109.5 million of cash from financing activities during the year ended December 31, 2003 due mainly to:

•	$263.2 million from the issuance of new debt, net of issuance costs;

•	$95.4 million from our issuance of OP units; partially offset by

•	$228.9 million in prepayments on long-term debt; and

•	$16.8 million in scheduled payments on long-term debt.

MeriStar Hospitality must distribute to stockholders at least 90% of its REIT taxable income, excluding net capital gains, to preserve the favorable tax treatment accorded to REITs under the Internal Revenue Code. MeriStar Hospitality, as our general partner, must use its best efforts to ensure our partnership distributions meet this requirement. Under certain circumstances, MeriStar Hospitality may be required to make distributions in excess of cash available for distribution in order to meet the Internal Revenue Code requirements. In that event, we and/or MeriStar Hospitality would seek to borrow additional funds or sell additional non-core assets for cash, or both, to the extent necessary to obtain cash sufficient to make the distributions required to retain MeriStar Hospitality’s qualification as a REIT. Any future distributions will be at the discretion of MeriStar Hospitality’s Board of Directors and will be determined by factors, including our operating results, restrictions imposed by our borrowing agreements, capital expenditure requirements, the economic outlook, the distribution requirements for REITs under the Internal Revenue Code, and such other factors as MeriStar Hospitality’s Board of Directors deems relevant. MeriStar Hospitality’s senior unsecured notes indenture permits the payment of dividends in order to maintain REIT qualification when we fall below a 2 to 1 fixed charge coverage ratio. Based on this restriction, we were not able to pay a dividend in 2005; however, if we successfully execute our announced current disposition and debt repayment transactions, we believe that the pro forma interest coverage ratio specified in our senior unsecured note indentures may exceed 2 to 1 during the year, which would permit us to resume paying a dividend. The timing and amount of any future distributions is dependent upon these factors, and we cannot provide assurance that any such distributions will be made in the future.

Debt and Notes Payable to MeriStar Hospitality

Debt and notes payable to MeriStar Hospitality consisted of the following (in thousands):

	December 31,
	2005	2004
Senior credit facility	$13,128	$—
Senior unsecured notes due 2011—9.125%	342,665	355,665
Senior unsecured notes due 2008—9.00%	251,558	270,500
Senior unsecured notes due 2009—10.50%	205,894	224,187
Secured facility, due 2007, with three one-year options to extend	303,217	—
Secured facility, due 2009	—	302,979
Secured facility, due 2013	97,694	99,293
Mortgage debt, due various	203,688	125,051
Unamortized issue discount	(2,769)	(3,702)

	$1,415,075	$1,373,973
Fair value adjustment for interest rate swap	—	(4,674)

Debt	$1,415,075	$1,369,299

Notes payable to MeriStar Hospitality	170,000	204,225

Unamortized issue discount	—	(248)

Notes payable to MeriStar Hospitality	$170,000	$203,977

Total debt and notes payable to MeriStar Hospitality	$1,585,075	$1,573,276

As of December 31, 2005, 80% of our debt bore fixed rates of interest and the remaining 20% bore variable interest rates based on LIBOR. Our overall weighted-average interest rate was 8.12%. Based on market prices at December 31, 2005, the fair value of our long-term debt was $1.67 billion.

Senior credit facility. In August 2005, we completed a $100.0 million expansion of our $50.0 million senior credit facility to a total capacity of $150.0 million. The total $150.0 million facility carries an annual interest rate of LIBOR plus 350 basis points, which is 100 basis points less than the original annual interest rate of LIBOR plus 450 basis points. The additional $100.0 million matures in August 2006 and consists of $25.0 million in additional revolver capacity and $75.0 million of term loan capacity. This senior credit facility is collateralized by 12 of our hotels. Asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. In the first quarter of 2006, we borrowed $75.0 million under the term loan and repaid these borrowings with proceeds from asset sales, resulting in a permanent reduction in our borrowing capacity of $75.0 million. The original $50.0 million senior revolving credit facility matures in December 2006, as originally provided. Therefore, as of March 6, 2006, we had $75.0 million of total revolving loan available under our senior credit facility of which $25.0 million matures in August 2006 and $50.0 million matures in December 2006. As of December 31, 2005 and March 6, 2006, we had borrowings of $13.1 million and no borrowings, respectively, outstanding against the revolver, and no borrowings outstanding against the term loan as of December 31, 2005. Our available balance under the facility may be temporarily reduced from time to time if assets serving as collateral are sold or while certain brand-related issues on our franchise agreements are being resolved on the 12 hotels used as collateral. A total of $117.9 million was available as of December 31, 2005. In 2005, we incurred financing costs of $2.6 million related to the expansion of our senior credit facility.

The senior credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness.

Senior unsecured notes. During the year ended December 31, 2005, we repurchased $50.2 million of our senior unsecured notes, consisting of $18.9 million of the 9.0% notes due 2008, $18.3 million of the 10.5% notes due 2009, and $13.0 million of the 9.125% notes due 2011. We recorded a loss on early extinguishment of debt of $2.8 million and wrote off deferred financing costs of $0.4 million related to these repurchases, which is included in (loss) gain on early extinguishment of debt on the accompanying Consolidated Statements of Operations.

These senior unsecured notes are general, unsecured obligations of us and certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our common OP units, the issuance of any preferred equity, the payment of certain distributions, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of December 31, 2005, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below. In the first quarter of 2006, we redeemed $100.0 million aggregate principal amount of our 10.5% senior unsecured notes due 2009 and expect to redeem the remaining $105.9 million of our 10.5% senior unsecured notes due 2009. We also repurchased $6.5 million of our 9.0% senior unsecured notes due 2008, see “Item 1—Business Summary—Recent Events.”

Other secured facilities. In September 2005, we extinguished our Previous Secured Facility that had an existing balance of $298.1 million due 2009. We paid $343.6 million in connection with the legal defeasance of the Previous Secured Facility, which had a carrying value of $289.4 million (consisting of $298.1 million in principal balance less an $8.7 million fair value adjustment related to the interest rate swap), resulting in a loss on early extinguishment of debt of $54.2 million. Our loss on early extinguishment of debt was reduced to $52.2 million by the $2.0 million write-off of two treasury locks, which had been deferred and were being recognized as reductions to interest expense over the life of the Previous Secured Facility. In addition, we wrote off deferred financing costs of $1.9 million related to this extinguishment, which is included in (loss) gain on early extinguishment of debt on the accompanying Consolidated Statements of Operations.

The new secured facility (“2005 Secured Facility”) provides for a $304.2 million (originally $312.0 million) loan at a rate of LIBOR plus 135 basis points, which has an initial maturity of October 9, 2007, plus three one-year extensions at our option. The 2005 Secured Facility was originally secured by 17 of our properties. The 2005 Secured Facility, which is intended to be securitized, is non-recourse to us, except for certain customary carve-outs, such as fraud, intentional or willful acts, misappropriations, or internal misrepresentation, which are guaranteed by MHOP. In late September 2005, we sold one of the hotels securing the 2005 Secured Facility and used the proceeds to repay $7.8 million of the outstanding balance. As of December 31, 2005, the 2005 Secured Facility had an outstanding balance of $303.2 million and was secured by 16 properties. We incurred financing costs of $6.0 million related to obtaining this secured facility. The 2005 Secured Facility bears interest at a rate of LIBOR plus 135 basis points, compared to a fixed rate of 8.01%, which was swapped to a rate of LIBOR plus 444 basis points under the Previous Secured Facility. The Previous Secured Facility contained standard provisions that required the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, this facility contained restrictive provisions on the use of excess cash from the 19 properties securing the facility. The defeasance resulted in the release of $39.3 million of cash that had been held in escrow under the Previous Secured Facility as well as $6.0 million of cash collateral for an interest rate swap that was required under the Previous Secured Facility.

Secured bridge loan. In conjunction with the refinancing of the Previous Secured Facility discussed above, we entered into a secured bridge loan that provided for a $15.0 million term loan secured by one property with a borrowing rate of LIBOR plus 350 basis points, and had an initial maturity of April 9, 2006, with one six-month extension at our option. We incurred financing costs of $0.2 million related to obtaining this loan. As of December 31, 2005, the secured bridge loan had been retired as a result of the secured property being sold.

Notes Payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes.

In conjunction with MeriStar Hospitality’s repurchase of all of its outstanding 8.75% senior subordinated notes due 2007, we repurchased $34.2 million of our outstanding 8.75% notes payable to MeriStar Hospitality due 2007. We recorded a loss on early extinguishment of debt of $0.4 million, including the write-off deferred financing costs of $0.2 million related to this activity.

Mortgage debt. On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the 10-year term of the loan, with the majority of the principal balance due at the end of the term. Our net proceeds of $34.7 million are net of a $3.0 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

On June 17, 2005, we entered into a $44.0 million mortgage loan on our Hilton Clearwater hotel that bears interest at a fixed rate of 5.68%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the 10-year term of the loan, with the majority of the principal balance due at the end of the 10-year term. Our net proceeds of $40.7 million are net of a $3.3 million escrow reserve for future capital expenditures. We incurred financing costs of $1.1 million related to this mortgage. In February 2006, we repaid the $44.0 million mortgage loan, which was required to be repaid from proceeds of the sale of that property from The Blackstone Group, see “Item 1—Business Summary—Recent Events.”

In addition to the above mortgages, as of December 31, 2005, we had three other mortgage loans. For additional information, see Note 8, “Debt,” included in Item 8 of this Annual Report on Form 10-K.

Derivatives. In April 2004, we entered into an interest rate swap on the Previous Secured Facility to convert the interest rate from fixed to variable. The September 2005 defeasance of the Previous Secured Facility eliminated the need for that interest rate swap. We paid $8.7 million to terminate the interest rate swap, which represented the fair value of the swap on the date of termination. Because we accounted for the interest rate swap as a fair value hedge of the debt which was extinguished, the $52.2 million loss on early extinguishment of the Previous Secured Facility includes this $8.7 million fair value adjustment. Prior to the termination of the interest rate swap agreement, we earned net cash payments of $1.2 million under the swap, which were recorded as a reduction in interest expense. During 2005, we earned net cash payments of $3.2 million under the swap, which were also recorded as reductions in interest expense. In conjunction with the interest rate swap, we were required to post collateral, which was $12.0 million as of December 31, 2004, and was recorded as restricted cash. Upon the termination of the interest rate swap agreement, our posted collateral balance of $14.4 million was released; we received $5.7 million, which was net of the $8.7 million termination payment.

In October 2005, we paid $0.3 million to enter into an interest rate cap agreement on our 2005 Secured Facility, effective October 10, 2005, with a term of two years. Under the interest rate cap agreement, the annual interest rate on the 2005 Secured Facility will not exceed 7.10%. The interest rate cap is recorded at fair value, with changes in fair value recorded to interest expense in our Consolidated Statements of Operations.

During 2003, our only derivative instruments consisted of two swap agreements that did not qualify for treatment as hedges under SFAS No. 133, which expired in April 2003 and July 2003. During the year ended December 31, 2003, we recognized $4.0 million of income related to the decrease in fair value of the liability recorded for the interest rate swaps in place in that time period. For the year ended December 31, 2003, we made cash payments on those swaps of $4.0 million. The change in fair value and the swap payments are netted together on our consolidated statement of operations, thus resulting in no impact on consolidated net loss.

Asset Acquisitions

During 2004, we invested in three properties, each of them having exceptional quality and exhibiting superior growth potential, and being located in three of the top performing markets in the country. We believe these factors will enable these investments to produce superior returns for our shareholders. Our two consolidated hotels and the hotel for which we record equity in income, realized 2005 (full year) combined RevPAR of $157.45. RevPAR for our comparable hotels during 2005 was $80.16. The higher RevPAR of the acquired hotels is indicative of their quality and overall earnings power.

On May 10, 2004 we acquired the four-star, four-diamond rated Ritz-Carlton, Pentagon City in Arlington, Virginia for a purchase price of $93 million. The 366-room luxury hotel is operated by The Ritz-Carlton Hotel Company, LLC under a long-term contract. The hotel features nearly 18,000 square feet of meeting space, which can accommodate meetings of up to 900 guests. On June 30, 2004, we partially financed the acquisition through the placement of a $55.8 million fixed-rate mortgage loan, which is secured by this property. The mortgage matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%. We financed the remainder of the acquisition cost with cash on hand.

Additionally, on June 25, 2004, we acquired the 485-room Marriott Irvine in Orange County, California, for a purchase price of $92.5 million. The hotel is operated by a subsidiary of Marriott International, Inc. under a long-term contract. The hotel features 30,000 square feet of meeting space, including a 13,000 square foot ballroom that can accommodate meetings of up to 1,500 guests. To take advantage of the current low interest rate environment, we financed a portion of the acquisition with a $55.5 million fixed-rate mortgage, which is secured by this property, matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. We financed the remainder of the acquisition cost with cash on hand.

On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

During 2005, we reviewed various hotel property acquisition candidates. The cost to acquire the properties was in excess of our targets in order to obtain our return requirements We will continue to be highly selective with potential acquisitions, focusing primarily on larger properties located in major urban markets or high-end resort destinations with high barriers to new competition, premium brand affiliations, significant meeting space and superior growth potential. The terms of our senior note indentures may limit our ability to obtain financing beyond certain limited exceptions (including up to $300 million of mortgage indebtedness, of which $13.4 million was available at December 31, 2005, and $50 million of general indebtedness) to acquire assets as we are below the required fixed charge coverage ratio of 2 to 1, at which level we would be permitted to generally incur debt without restriction.

As a result of our planned debt repayment program, we anticipate our fixed charge coverage ratio to be at least 2 to 1 by the end of 2006 and approximately 2.4 to 1 by the end of 2007.

Asset Dispositions

We have completed our portfolio repositioning disposition program which repositioned our portfolio into one generally consisting of larger assets with significant meeting space operated under major brands in urban or high-end resort locations. Between January 1, 2003 and December 31, 2005, we disposed of 45 hotels with

10,166 rooms for total gross proceeds of $387.9 million in cash and $11.1 million in reduction of debt. Of these 45 hotels, 15 hotels were disposed of in 2003, 21 hotels were disposed of in 2004 and nine hotels were disposed of in 2005. We believe the reshaping of our portfolio over the past three years contributed to an increase in our RevPAR, which, for our entire portfolio of properties, increased to $80.65 from $63.69 for the years ended December 31, 2005 and 2002, respectively.

We recently expanded our asset disposition program to take advantage of the strong market that exists for asset sales, particularly for assets with residential development potential. We have selected assets to market for sale where we believe we can reinvest the proceeds from their sale and obtain a higher return on our investment. We expect to use the proceeds from asset sales to strengthen our balance sheet by reducing our debt, by reinvesting the proceeds in our core hotels or by acquiring new hotels that increase the overall growth potential of our portfolio. Our decisions as to whether to sell a particular asset and as to how to use the proceeds from the sale will depend on a number of factors, including the sale price we are able to obtain, the prices at which our various types of indebtedness are available for repurchase and the rate of return on any capital investment or acquisition. In some circumstances, we may accept an offer on a property that is not currently in the disposition program, if we determine that the terms of the offer are sufficient to produce a meaningful improvement in our financial condition and shareholder value. We expect to continuously evaluate our disposition program and adjust the program based on market conditions.

We sold nine hotels during 2005 generating proceeds of $104.4 million. We recognized a $33.3 million impairment charge during 2005 principally relating to these disposed hotels and impairment charges of $120.3 million related to hotels in the disposition program but still owned by us as of December 31, 2005. We may incur impairment charges in the future related to certain assets to be disposed of if the fair value is less than the carrying value. See “Item 1—Business Summary—Recent Developments.”

Capital Expenditures

We have continued to execute our targeted renovation program that is designed to reduce the time and cost required to renovate hotels, allowing us to improve the quality of our hotels faster to take advantage of the rebound in the economy and better manage the disruptions associated with renovations. We accelerated our renovation program for certain key assets, which created some short-term disruption, but also positioned us to participate more quickly in the lodging industry recovery. We make ongoing capital expenditures in order to keep our hotels competitive in their markets and to comply with franchise obligations, as described further in “Operating Risks” (the potential adverse impact of our failure to meet the requirements contained in our franchise and licensing agreements), included in Item 1—Risk Factors of this Annual Report on Form 10-K. Additionally, certain of our hotels’ management contracts and franchise agreements contain reserve requirements for property improvements. We fund our capital expenditures primarily from cash generated from operations and existing cash on hand and intend to use a portion of the proceeds from the sales of assets to provide capital for renovation work. We invested $222.1 million in capital expenditures during 2005. Approximately $106 million was non-hurricane related capital expenditures, and we expect to invest approximately $70 million in non-hurricane related capital expenditures at our properties during 2006. The emphasis is on completing these projects on budget with minimal disruptions to operations. We focus on complete room and facility renovations, eliminating to the degree possible, piecemeal work where the typical consumer might not ascribe value to the improvements. We believe we are timing this work appropriately to take full advantage of the economic recovery. During 2005, we invested approximately $116 million in hurricane-related capital expenditures. The total amount of hurricane-related capital expenditures has not yet been fully determined, however, we anticipate it to be well in excess of $150 million, most of which we expect to be reimbursed by our insurance carriers.

Other Financial Information

Critical Accounting Policies and Estimates

Our consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries. Preparing financial statements in conformity with accounting principles generally accepted in the

United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to the impairment of long-lived assets and the recording of certain accrued liabilities. We base our estimates and judgments on historical experience and other factors we believe to be reasonable under the circumstances. Some of our estimates are material to the financial statements. These estimates are therefore particularly sensitive as future events could cause the actual results to be significantly different from our estimates.

We believe that the following critical accounting policies, among others, affect our more significant estimates and assumptions used in preparing our consolidated financial statements:

Accounting for the impairment or disposal of long-lived assets. We are required by GAAP to perform an analysis to determine the recoverability of an asset’s carrying value whenever events or changes in circumstances indicate that a long-lived asset may be impaired. We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset using the best information available at that time. If our analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. In conducting these analyses, we may also make assumptions about the asset’s expected useful life, future capital expenditures, and fair market value. Due to future changes in market or economic conditions and our continuing forecast and outlooks for future periods, we may need to revise our estimates of fair value and recognize additional impairment charges in future periods if circumstances indicate at that time that the carrying value of the assets may be impaired. In the past, market conditions have changed, causing additional impairment to be recognized due to a reduction in estimated sales price of our assets stemming from market forces.

We apply the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Hotels of which we dispose may be managed under agreements that require payments to the hotel management company as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided to the hotel management company. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale and will be included in discontinued operations.

Classification of properties as held for sale. Our hotel properties generally fall into two categories, held for use and held for sale. Our held for use properties may include those that we are actively marketing. Until such time as our criteria for held for sale are met, as described below in further detail, we maintain classification as an operational asset. At the time we determine an asset to meet the criteria noted below, we reclassify the asset and its operations to discontinued operations.

Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction, and as a result, we have the following policy to aid in our assessment of probability. We classify the properties we are actively marketing as held for sale once all of these conditions are met:

•	Our board has approved the sale;

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale; and

•	We have a significant non-refundable deposit.

We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. If our estimates of fair value are incorrect, the carrying values may not be accurately reflected. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our Consolidated Balance Sheet. We also reclassify the operating results of properties held for sale as discontinued operations for all periods presented.

Hurricane Related Insurance Recoveries

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. As of December 31, 2005, the net book value of the write-off for property damage is $75.1 million; however, we are still assessing the impact of the hurricanes on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $75.1 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $75.1 million.

During February 2006, we entered into a complete and final settlement agreement for all claims relating to Hurricane Charley. In addition to the $120.0 million our insurance carriers previously advanced, they have made a final payment of $82.5 million. For further information regarding the settlement, see Note 17, “Subsequent Events,” included in Item 8 of this Annual Report on Form 10-K.

In regards to Hurricanes Frances and Katrina, while the insurance proceeds should be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. The determination as to the total amount and timing of those insurance payments is contingent, in part, on the willingness of our insurers to provide recognition of coverage for losses. We are in the process of attempting to resolve with our insurers the final claim payments but cannot guarantee that the insurers will recognize the full claim amounts. To the extent that insurance proceeds, which are calculated on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved. Our insurance policies require us to move expediently to restore properties and mitigate our business interruption claims. We therefore have had to expend substantial amounts for repairs, often without being reimbursed timely by our insurers, often creating a funding gap. To date, we have experienced some significant delays in insurer reimbursement, particularly with respect to claims relating to Hurricane Frances, which damaged several of our properties in September 2004. To the extent that the amount of the reimbursements we receive is lower than the amount we have expended to date to repair the properties using cash on hand or asset sale proceeds, we may be required to find other sources of funds, such as borrowings under our credit facilities, to fund future capital expenditures, whether hurricane-related or not.

As a result of the damage caused by the hurricanes, our properties experienced varying periods of business interruption and impacts on operations, including closure of certain hotels. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly and annual results for some periods into the future.

New Accounting Pronouncements

There were several newly issued accounting pronouncements that we are either required to comply with for the year ended December 31, 2005 or beginning with the first quarter of 2006; however, we have determined that they either did not have a material effect on our results of operations or will not have a material effect on our results of operations. See Note 2, “Summary of Significant Accounting Policies,” included in Item 8 of this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We have future ground lease obligations related to our consolidated entities and properties. The ground leases are accounted for as operating leases and are expensed evenly over the lives of the leases. These leases exist at properties where we do not own the land associated with our hotel. As of December 31, 2005, other than our equity method investment, we were not involved in any off-balance sheet arrangements.

Aggregate Contractual Obligations

The following table summarizes our aggregate contractual obligations as of December 31, 2005 (in thousands):

	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations(a)	$1,585,075	$24,239	$276,529	$674,922	$609,385
Operating lease obligations(b)	113,590	3,383	6,116	5,808	98,283
Purchase obligations(c)	65,042	65,042	—	—	—
Termination fees(d)	11,938	5,318	6,098	522	—
Fixed interest payments(e)	376,917	91,677	172,035	97,571	15,634
Variable interest payments(f)	129,606	18,808	36,485	34,492	39,821

Aggregate contractual obligations	$2,282,168	$208,467	$497,263	$813,315	$763,123

(a)	The amounts shown include amortization of principal and maturities on our debt as well as discounts of $2.8 million on our senior notes. For a description of the material terms of our long-term debt, see “Financial Condition, Liquidity and Capital Resources—Long-Term Debt” section above.
(b)	Includes ground and building operating types of leases, which are shown net of $3.9 million of sublease receipts.
(c)	Our purchase obligations consist of commitments for capital expenditures at our hotels, which include $116.1 million in hurricane related commitments (most of which we expect to be reimbursed by our insurance carriers) and $106.0 million in non-hurricane related commitments. Under our contracts, we have the ability to defer some of these expenditures into later years and some of the current year amount reflects prior year contracts that were deferred or not completed.
(d)	Termination fees related to the sale of our hotels, see “The Management Agreements—Interstate.”
(e)	Represents fixed interest payments on our debt.
(f)	Represents variable interest payments on our debt.

As of December 31, 2005, the managers operate our 64 hotels under various management agreements, see “Business Summary.”

As part of our overall executive compensation, certain senior executives are employed under employment agreements, as described in our proxy statements, and incorporated by reference as exhibits to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our interest rate risk management objective is to manage the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. To achieve our objectives, we may borrow at a combination of fixed and variable rates and may enter into derivative financial instruments, such as interest rate swaps, caps, and treasury locks, in order to mitigate our interest rate risk on a related financial instrument. We only enter into derivative or interest rate transactions for hedging purposes, and not for trading purposes. We do not engage in speculative transactions.

On August 1, 2005, we amended and expanded our senior credit facility from $50 million to $150 million. The $150 million senior credit facility bears an annual interest rate of one month LIBOR plus 350 basis points. As of December 31, 2005, we had total outstanding borrowings of $13.1 million under the credit facility.

On September 12, 2005, we refinanced our secured facility loan. The previous $298.1 million (originally $330 million) secured facility loan (“Previous Secured Facility”) due 2009 bore a fixed annual interest rate of 8.01%, which was swapped to an annual interest rate of the London Interbank Offered Rate, or LIBOR, plus 444 basis points. The new $304.2 million (originally $312.0 million) secured facility loan (“2005 Secured Facility”) due October 2007, with three one-year extensions, bears a floating annual interest rate of one month LIBOR plus 135 basis points. Also on September 12, 2005, we entered into a $15 million secured bridge loan due April 2006, with one six-month extension, that bears a floating annual interest rate of one month LIBOR plus 350 basis points.

In October 2005, we paid $0.3 million to enter into an interest rate cap agreement on our 2005 Secured Facility, effective October 10, 2005, with a term of two years. Under the interest rate cap agreement, the annual interest rate on the 2005 Secured Facility will not exceed 7.10%.

On April 2, 2004, we entered into an interest rate swap on our Previous Secured Facility due 2009, effectively converting the interest the facility bore from a fixed rate to a floating rate. Under the swap, we received fixed-rate payments of 8.01% and paid floating rate payments based on a one month LIBOR plus 444 basis points on an initial $307 million notional amount. On September 12, 2005, we refinanced this debt and terminated the associated interest rate swap.

The table below provides information about our debt obligations that are sensitive to changes in interest rates. The table presents scheduled maturities and related weighted-average interest rates by expected maturity dates. Weighted-average interest rates are based on implied forward rates in the yield curve as of January 26, 2006.

	Expected Maturity Date ($ in millions)						Total	Fair Value as of 12/31/05

	2006	2007	2008	2009	2010	Thereafter
Debt:
Fixed rate	$4.9	$5.3	$257.9	$213.0	$178.2	$609.4	$1,268.7	$1,351.4
Average interest rate	6.28%	6.27%	8.93%	10.35%	9.35%	7.86%
Variable rate	$19.3	$6.5	$6.8	$7.2	$276.5	—	$316.3	$316.4
Average interest rate	7.40%	6.13%	6.12%	6.18%	6.28%	6.32%

Total debt							$1,585.0	$1,667.8

As a result of our variable rate debt, we are exposed to market risks related to changes in interest rates. In the future, we intend to manage our interest rate exposure using a mix of fixed and floating interest rate debt. A change in one month LIBOR of 50 basis points would result in an increase or decrease in current annual interest expense of approximately $1.6 million. In February 2006, we submitted irrevocable redemption notices for $205.9 million of our 10.5% senior unsecured note due 2009. The $205.9 million reduction in debt will reduce the 2009 debt balance to $14.9 million and the 2009 average interest rate to 5.97%.

As of December 31, 2005, 80% of our debt bore fixed rates of interest and the remaining 20% bore variable interest rates based on LIBOR. Our debt and average interest rates are as follows (in thousands):

Expected Maturity	Debt	Average Interest Rate
2006	$24,239	6.93%
2007	11,807	5.97%
2008	264,722	8.85%
2009	220,198	10.19%
2010	454,724	7.14%
Thereafter	609,385	7.86%

Total	$1,585,075	8.12%

Fair Value at 12/31/05 of Total Debt	$1,667,772

Exchange Rate Risk

As of December 31, 2005, we had no foreign operations. We had previously owned four Canadian hotels, but our last property in Canada was sold in 2004. Our Canadian operations were not material to our consolidated financial position as of December 31, 2005 and 2004, or our consolidated results of operations and cash flows for each of the years in the three-year period ended December 31, 2005. Accordingly, we were not subject to material foreign currency exchange rate risk from the effects that exchange rate movements of foreign currencies would have on our future costs or on our future cash flows we would receive from our foreign subsidiaries. Foreign currency transaction gains and losses were not material to our results of operations for the same periods. Additionally, we did not enter into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K:

All other schedules are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

The Partners

MeriStar Hospitality Operating Partnership, L.P.:

We have audited the accompanying consolidated financial statements of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries (the Partnership) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MeriStar Hospitality Operating Partnership, L.P. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

KPMG LLP

McLean, VA

March 15, 2006

Report of Independent Registered Public Accounting Firm

The Partners

MeriStar Hospitality Operating Partnership, L.P.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MeriStar Hospitality Operating Partnership, L.P. and subsidiaries (the Partnership) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Partnership maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MeriStar Hospitality Operating Partnership, L.P. as of December 31, 2005 and 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule of real estate and accumulated depreciation, and our report dated March 15, 2006, expressed an unqualified opinion on the consolidated financial statements and related financial statement schedule.

/s/    KPMG LLP

KPMG LLP

McLean, VA

March 15, 2006

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

(Dollars and units in thousands)

	2005	2004
ASSETS
Property and equipment	$2,342,832	$2,581,720
Accumulated depreciation	(478,315)	(506,632)

	1,864,517	2,075,088

Assets held for sale	80,885	—
Investment in affiliate	72,427	84,796
Insurance claim receivable	40,972	76,056
Prepaid expenses and other assets	35,570	34,230
Accounts receivable, net of allowance for doubtful accounts of $545 and $691	36,363	32,979
Restricted cash	19,856	58,413
Cash and cash equivalents	25,434	60,533

	$2,176,024	$2,422,095

LIABILITIES AND PARTNERS’ CAPITAL
Long-term debt	$1,415,075	$1,369,299
Notes payable to MeriStar Hospitality Corporation	170,000	203,977
Accounts payable and accrued expenses	76,992	71,781
Accrued interest	33,933	41,165
Due to Interstate Hotels & Resorts	14,456	21,799
Other liabilities	8,469	11,553

Total liabilities	1,718,925	1,719,574

Commitments and contingencies (Note 14)
Minority interests	2,315	2,418
Redeemable OP units at redemption value, 2,189 and 2,298 outstanding	20,572	19,187
Partners’ capital—Common OP Units 87,558 and 87,367 issued and outstanding	434,212	680,916

	$2,176,024	$2,422,095

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands, except per unit amounts)

	2005	2004	2003
Revenue:
Hotel operations:
Rooms	$471,700	$445,269	$424,516
Food and beverage	203,250	189,177	176,683
Other hotel operations	43,812	50,818	57,565
Office rental, parking and other revenue	5,860	4,922	6,321

Total revenue	724,622	690,186	665,085

Expenses:
Hotel operating expenses:
Rooms	116,037	112,067	106,677
Food and beverage	142,175	135,424	126,947
Other hotel operating expenses	27,652	32,344	34,068
Office rental, parking and other expenses	2,903	2,395	2,784
Other operating expenses:
General and administrative, hotel	114,797	106,905	102,765
General and administrative, corporate	14,364	14,805	11,913
Property operating costs	109,715	101,803	98,101
Depreciation and amortization	85,313	85,800	81,049
Property taxes, insurance and other	39,807	49,177	55,552
Loss on asset impairments	89,373	—	13,418
Contract termination fees	1,215	—	—

Operating expenses	743,351	640,720	633,274

Equity in income (loss) of and interest earned from unconsolidated affiliates, net of impairment charge in 2003	10,193	13,147	(17,631)
Hurricane business interruption insurance gain	7,062	—	—

Operating (loss) income	(1,474)	62,613	14,180
Minority interest	62	79	62
Interest expense, net	(119,580)	(126,927)	(140,623)
(Loss) gain on early extinguishments of debt	(57,791)	(9,149)	3,116

Loss before income taxes and discontinued operations	(178,783)	(73,384)	(123,265)
Income tax (expense) benefit	(506)	379	3,727

Loss from continuing operations	(179,289)	(73,005)	(119,538)

Discontinued operations:
Loss from discontinued operations before income tax	(67,683)	(26,251)	(284,928)
Income tax benefit	—	123	29

Loss from discontinued operations	(67,683)	(26,128)	(284,899)

Net loss	$(246,972)	$(99,133)	$(404,437)

Preferred distributions	—	(141)	(565)

Net loss applicable to common unitholders	$(246,972)	$(99,274)	$(405,002)

Net loss applicable to general partner unitholders	$(240,730)	$(96,464)	$(381,922)

Net loss applicable to limited partner unitholders	$(6,242)	$(2,810)	$(23,080)

Basic and diluted loss per unit:
Loss from continuing operations	$(2.00)	$(0.87)	$(2.23)
Loss from discontinued operations	(0.75)	(0.31)	(5.29)

Net loss per basic and diluted unit	$(2.75)	$(1.18)	$(7.52)

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(Dollars in thousands)

	Units
Balance at January 1, 2003	45,230,719	$915,000

Comprehensive loss:
Net loss	—	(404,437)
Foreign currency translation adjustment	—	6,075

Comprehensive loss		(398,362)

Contributions	20,751,227	134,439
Contribution from general partner related to amortization of unearned stock-based compensation	—	1,349
Repurchase of units	(77,119)	(376)
Redemption of OP Units	884,797	21,761
Allocations to redeemable OP Units	—	(17,514)

Balance at December 31, 2003	66,789,624	$656,297

Comprehensive loss:
Net loss	—	(99,133)
Foreign currency translation adjustment	—	977

Comprehensive loss		(98,156)

Contributions	20,471,393	123,970
Contribution from general partner related to amortization of unearned stock-based compensation	—	2,329
Repurchase of units	(26,753)	(164)
Redemption of OP Units	132,646	606
Allocations to redeemable OP Units	—	(3,966)

Balance at December 31, 2004	87,366,910	$680,916
Net loss	—	(246,972)
Contributions	201,360	1,200
Contribution from general partner related to amortization of unearned stock-based compensation	—	843
Repurchase of units	(119,528)	(392)
Redemption of OP Units	109,306	989
Allocations to redeemable OP Units	—	(2,372)

Balance at December 31, 2005	87,558,048	$434,212

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)

	2005	2004	2003
Operating activities:
Net loss	$(246,972)	$(99,133)	$(404,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	95,714	100,932	110,922
Loss on asset impairments	153,557	12,337	320,037
Loss on sale of assets	5,397	14,065	2,356
Loss (gain) on early extinguishments of debt	3,052	9,149	(3,116)
Minority interests	(62)	(79)	(62)
Equity in loss (income) of unconsolidated affiliates	1,310	(237)	—
Stock-based compensation expense	1,118	(2,939)	2,544
Change in value of interest rate swaps	—	—	(3,977)
Redemption of POPs	—	(4,602)	—
Deferred income taxes	—	(730)	(3,923)
Changes in operating assets and liabilities:
Insurance claim receivable, less capital expenditure proceeds	35,593	(10,570)	—
Accounts receivable, net	(3,384)	16,050	(512)
Prepaid expenses and other assets	671	8,990	(345)
Receivables from unconsolidated affiliates	11,201	(631)	(7,369)
Due to/from Interstate Hotels & Resorts	(12,232)	(7,132)	5,911
Accounts payable, accrued expenses, accrued interest and other liabilities	236	(24,555)	(35,166)

Net cash provided by (used in) operating activities	45,199	10,915	(17,137)

Investing activities:
Acquisition of hotels, net of cash acquired of $4.1 million	—	(182,375)	—
Capital expenditures for property and equipment	(222,132)	(133,953)	(36,190)
Investment in and advance to Radisson Lexington Avenue Hotel	(192)	(50,493)	—
Proceeds from sales of assets	104,352	155,698	127,885
Estimated insurance proceeds related to capital expenditures	9,100	—	—
Purchases of marketable securities	—	—	(18,040)
Sales of marketable securities	—	—	18,040
Net payments from Interstate Hotels & Resorts	—	—	42,052
Decrease (increase) in restricted cash	44,977	(15,890)	(22,158)
Costs associated with disposition program and other, net	(4,469)	(7,475)	(6,821)

Net cash (used in) provided by investing activities	(68,364)	(234,488)	104,768

Financing activities:
Prepayments on long-term debt	(382,571)	(105,049)	(228,866)
Scheduled payments on long-term debt	(33,263)	(13,336)	(16,845)
Proceeds from mortgage loans, net of financing costs	73,263	110,012	—
Proceeds from debt issuance, net of financing costs	320,658	—	263,210
Net borrowings under credit facility, net of financing costs	10,509	(343)	(2,742)
Distributions to minority investors	—	(141)	(565)
Proceeds from OP units issuance, net of issuance costs	366	72,296	95,358
Purchase of subsidiary partnership interests	—	(8,690)	(65)
Repurchase of OP units under employee stock plans	(896)	(164)	—

Net cash provided by (used in) financing activities	(11,934)	54,585	109,485

Effect of exchange rate changes on cash and cash equivalents	—	(1,355)	(129)

Net (decrease) increase in cash and cash equivalents	(35,099)	(170,343)	196,987
Cash and cash equivalents, beginning of year	60,533	230,876	33,889

Cash and cash equivalents, end of year	$25,434	$60,533	$230,876

Supplemental Cash Flow Information
Cash paid for interest and income taxes:
Interest, net of capitalized interest	$128,926	$138,602	$144,856
Income tax payments, net of (refunds)	350	(869)	562
Non-cash investing and financing activities:
Property damage insurance claim receivable	$9,609	$65,486	$—
Senior subordinated debt redeemed in exchange for common stock	—	49,213	38,078
Mortgage foreclosure	—	11,141	—
Change in fair value of interest rate swap	3,981	4,674	—
Redemption of OP units	989	606	21,761
POPs converted to common stock	—	—	921
Issuance of restricted stock	—	1,940	1,153
Issuance of stock bonus	1,022	—	—

The accompanying notes are an integral part of these consolidated financial statements.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

1. Organization

MeriStar Hospitality Operating Partnership, L.P. is the subsidiary operating partnership of MeriStar Hospitality Corporation (“MeriStar Hospitality”), which is a real estate investment trust, or REIT. We own a portfolio of primarily upper upscale, full-service hotels and resorts in the United States. Our portfolio is diversified geographically as well as by franchise and brand affiliations. As of December 31, 2005, we owned 64 hotels with 18,173 rooms, all of which were leased by our taxable subsidiaries. MeriStar Hospitality Operating Partnership, L.P. (“MHOP”), our subsidiary operating partnership, directly or through its subsidiaries, holds substantially all of our assets. Sixty-one of these hotels were managed by Interstate Hotels & Resorts (“Interstate”), one hotel was managed by The Ritz-Carlton Hotel Company, LLC (“Ritz-Carlton”), a subsidiary of Marriott International, Inc. (“Marriott”), and two hotels were managed by another subsidiary of Marriott, (collectively with Interstate and Ritz-Carlton, the “Managers”). During the fourth quarter of 2005, we converted one of these hotels from Interstate to Marriott management. This hotel will be branded as Marriott near the end of the first quarter of 2006, subject to the completion of certain renovations and improvements. We have sold 17 hotels with 3,614 rooms since January 1, 2006.

On February 20, 2006, we and MeriStar Hospitality entered into an Agreement and Plan of Merger with Alcor Holdings LLC, a Delaware limited liability company, Alcor Acquisition LLC, a Delaware limited liability company and a wholly owned subsidiary of Alcor Holding LLC, Alcor Acquisition Inc., a Delaware corporation and a controlled subsidiary of Alcor Holdings LLC, and Alcor Acquisition L.P., a Delaware limited partnership whose general partner is a wholly-owned subsidiary of Alcor Acquisition LLC, pursuant to which MeriStar Hospitality will merge with and into Alcor Acquisition LLC and Alcor Acquisition L.P. will merge with and into MHOP. Alcor Holdings LLC, Alcor Acquisition Inc., Alcor Acquisition LLC and Alcor Acquisition L.P. are affiliates of The Blackstone Group (collectively, “Blackstone”). See Note 17, “Subsequent Events” for additional information.

On January 1, 2001, changes to the federal tax laws governing REITs, commonly known as the REIT Modernization Act, or RMA, became effective. As permitted by the RMA, we formed a number of wholly-owned taxable subsidiaries to lease our real property. The RMA prohibits our taxable subsidiaries from engaging in the following activities:

•	Managing the properties they lease (our taxable subsidiaries must enter into an “arm’s-length” management agreement with an independent third-party manager actively involved in the trade or business of hotel management and that manages properties on behalf of other owners);

•	Leasing a property that contains gambling operations; and

•	Owning a brand or franchise.

The Managers operate the 64 hotels we owned as of December 31, 2005 under management agreements with our taxable subsidiaries. Under these management agreements, each taxable subsidiary pays a management fee for each property to the Manager of its hotels. The taxable subsidiaries in turn make rental payments to our subsidiary operating partnership under the participating leases.

Under the Interstate management agreements, the base management fee is 2.5% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 1.5% of total hotel revenue. The agreements have initial terms expiring on January 1, 2011 with three renewal periods of five years each at the option of Interstate, subject to some exceptions. Additionally, our franchise fees generally range from 2.5% to 7.6% of hotel room revenues.

The management agreement for the Marriott managed property, which was converted during the fourth quarter of 2005, has a base management fee of 2.5% through mid-November 2007 and 3.0% after such date, plus incentive payments based on meeting performance thresholds that could total up to an additional 20.0% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring at the end of 2026 with two renewal periods of five years each at the option of Marriott.

Under the Ritz-Carlton management agreement, the base management fee is 3.0% of total hotel revenue plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring in 2015 with four renewal periods of ten years each at the option of Ritz-Carlton.

The management agreement for the Marriott property acquired in 2004 has a base management fee of 3.0% of total hotel revenue, plus incentive payments based on meeting performance thresholds that could total up to an additional 2.0% of total revenue and 20% of available cash flow (as defined in the management agreement). The agreement has an initial term expiring in 2024 with three renewal periods of five years each at the option of Marriott.

The Ritz-Carlton and Marriott management agreements on the hotels acquired in 2004 include certain limited performance guarantees by the relevant manager which are designed primarily to provide downside performance protection. The Ritz-Carlton limited performance guarantee expired on December 31, 2005. The Marriott limited performance guarantee remains in place until 2008. During 2004, we recorded a reduction of management fee expense for a total amount of $1.0 million under the Ritz-Carlton and Marriott limited performance guarantees, combined. Both hotels performed at or above their respective performance guarantee levels during 2005.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation. The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries and our controlled affiliates. If we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, revision to Interpretation No. 46, “Consolidation of Variable Interest Entities,” and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then we will consolidate the entity. Additionally, we consolidate entities (in the absence of other factors when determining control) when we own over 50% of the voting shares of another company or, in the case of partnership investments, when we own the general partnership interest. All material intercompany transactions and balances have been eliminated in consolidation. Two of our properties report results over 13 four week periods each year. We include 12 weeks of results in each of quarters one through three and 16 weeks of results in quarter four.

Use of Estimates. Preparing financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Property and Equipment. We record our property and equipment at cost or at fair value at the time of contribution for contributed property. We use the straight-line method for depreciation. We depreciate the majority of our buildings and improvements over an estimated useful life of 20 to 40 years, or the remaining terms of a ground lease, if shorter. We depreciate furniture, fixtures and equipment over lives ranging from five to seven years, and computers over three to five years. During the years ended December 31, 2005, 2004 and 2003, we recognized depreciation expense of $88.8 million, $95.3 million and $105.7 million, respectively. For the years ended December 31, 2005, 2004 and 2003, we capitalized interest of $13.0 million, $5.6 million, and $3.1 million, respectively.

Held for Sale Properties. Held-for-sale classification requires that the sale be probable and that the transfer of the asset is expected to be completed within one year, among other criteria. Assessing the probability of the sale requires significant judgment due to the uncertainty surrounding completing the transaction and as a result, we have the following policy to aid in our assessment of probability. We classify the properties we are actively marketing as held for sale once all of the following conditions are met:

•	Our board has approved the sale;

•	We have a fully executed agreement with a qualified buyer which provides for no significant outstanding or continuing obligations with the property after sale; and

•	We have a significant non-refundable deposit.

We carry properties held for sale at the lower of their carrying values or estimated fair values less costs to sell. We cease depreciation at the time the asset is classified as held for sale. If material to our total portfolio, we segregate the assets and liabilities relating to our held for sale properties on our Consolidated Balance Sheet.

Deferred Financing Costs. Deferred financing costs are included in prepaid expenses and other assets. We amortize, to amortization expense, the deferred financing costs on a straight-line basis (which approximates the interest method) over the lives of the related borrowings. As of December 31, 2005, 2004 and 2003, we had recorded gross deferred financing costs of $36.9 million, $34.8 million, and $34.9 million ($22.2 million, $19.0 million, and $23.4 million, respectively, net of accumulated amortization). Related amortization expense was $6.0 million, $4.6 million, and $3.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. We estimate related amortization expense to remain approximately $4.5 million each of the next five years.

Cash Equivalents and Restricted Cash. We classify investments with original maturities of three months or less as cash equivalents. Our cash equivalents include investments in debt securities, including commercial paper, overnight repurchase agreements and money market funds. Restricted cash represents amounts held in escrow in accordance with the requirements of certain of our credit facilities.

Revenue Recognition. Substantially all of our revenues are derived from the operations of our hospitality properties, including room, food and beverage revenues. We recognize hotel operational revenues as hotel services are delivered.

Incentive Management Fees. The managers of our hotels may earn incentive management fees if they exceed performance standards specified in the management agreements. The incentives for Interstate are based on portfolio performance; the incentives for the Ritz-Carlton and Marriott are based on individual hotel performance. We accrue these fees ratably during the year based on forecasted results with adjustments recorded each quarter, as needed.

Impairment or Disposal of Long-Lived Assets. We record as discontinued operations the current and prior period operating results of any asset that has been classified as held for sale or has been disposed of and where we have no continuing involvement. Any gains or losses on final disposition are also included in discontinued operations.

Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may be impaired, an analysis is performed to determine the recoverability of the asset’s carrying value. When we conclude that we are more likely than not to sell or otherwise dispose of an asset significantly before the end of its previously estimated useful life, we perform an impairment analysis on that asset (as is the case for assets we are considering for disposition). We make estimates of the undiscounted cash flows from the expected future operations or potential sale of the asset. If the analysis indicates that the carrying value is not recoverable from these estimates of cash flows, we write down the asset to estimated fair value and recognize an impairment loss. Any impairment losses we recognize on assets held for use are recorded as operating expenses. We record any impairment losses on assets held for sale as a component of discontinued operations.

Accounting for Costs Associated with Exit or Disposal Activities. We recognize a liability for a cost associated with an exit or disposal activity only when the liability is incurred, and measure that liability initially at fair value. Hotels we dispose of may be managed under agreements that require payments as a result of termination. Any such liability will be recognized at the time the asset disposition is complete and a termination notice is provided. At that time, the recognition of the termination obligation will be included in the calculation of the final gain or loss on sale. In addition to management termination fees for hotel sales, we incurred a $0.7 million management termination fee as a result of changing one of our hotels from Interstate management to Marriott management. For further discussion of potential termination obligations, see Note 14.

Gains and Losses From Extinguishments of Debt. We apply the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, No. 44 and No. 64, Amendment of SFAS No. 13, and Technical Corrections.” The rescission of SFAS No. 4 and No. 64 requires that all gains and losses from extinguishments of debt be classified as extraordinary only if the gains and losses are from unusual or infrequent transactions. It also requires prior period gains or losses that are not from unusual and infrequent transactions to be reclassified. See Note 8 for details on the early extinguishment of certain debt during the years ended December 31, 2005, 2004 and 2003.

Stock-Based Compensation. We apply the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, for new stock options issued under compensation programs sponsored by MeriStar Hospitality. As permitted by SFAS No. 148, we elected to apply the provisions prospectively, which includes recognizing compensation expense for only those stock options issued in 2003 and after. We grant options with an exercise price equal to the price of MeriStar Hospitality’s common stock on grant date. Compensation costs related to stock options are included in general and administrative expenses on the accompanying Consolidated Statement of Operations. We apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options issued by MeriStar Hospitality under our compensation programs prior to January 1, 2003. As MeriStar Hospitality granted these stock options at fair market value, no compensation cost has been recognized. For other equity-based compensation plans, we recognize compensation expense over the vesting period based on the fair market value of the award at the date of grant for fixed plan awards, while variable plan awards are re-measured based upon the intrinsic value of the award at each balance sheet date.

Pro forma information regarding net loss and loss per unit is required by SFAS No. 123, and has been determined as if we had accounted for all of MeriStar Hospitality’s employee stock options under the fair value method. We estimated the fair value for these options at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rate	1.3%	1.6%	2.1%
Dividend rate	—	—	—
Volatility factor	0.38	0.28	0.04
Weighted-average expected life	3.82 years	4.12 years	4.12 years

Had compensation cost been determined based on fair value at the grant date for awards granted prior to our adoption of the fair value method, our net loss and per unit amounts would have been adjusted to the pro forma amounts indicated as follows (in thousands, except per unit amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(246,972)	$(99,133)	$(404,437)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	1,931	4,123	3,090
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(1,925)	(4,117)	(3,617)

Net loss, pro forma	$(246,966)	$(99,127)	$(404,964)

Loss per unit:
Basic and diluted, as reported	$(2.75)	$(1.18)	$(7.52)
Basic and diluted, pro forma	$(2.75)	$(1.18)	$(7.52)

Weighted average fair value of options granted	$2.91	$2.07	$0.23

These pro forma compensation costs may not be representative of the actual effects on reported net loss and loss per share in future years. Additionally, the adjustment in 2004 related to the Profits-Only Operating Partnership Units (“POPs”) accounting is not included in the stock-based employee compensation expense amounts in the schedule above (see Note 10).

Income Taxes. We account for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the tax consequences on future years of differences between the tax and financial reporting bases of assets and liabilities. As a partnership, we are not subject to federal income taxes. We are subject to state and local taxes in certain jurisdictions.

Foreign Currency Translation. We sold three of our four Canadian hotels in December 2003 and the fourth Canadian hotel in 2004. We maintained the results of operations for our Canadian hotels in Canadian dollars and translated those results to U.S. dollars using the average exchange rates for each period. We translated assets and liabilities using the exchange rate in effect at the balance sheet date. We reflected any resulting translation adjustments in accumulated other comprehensive loss. Our cumulative translation adjustment included in accumulated other comprehensive loss was zero as of December 31, 2005 and 2004.

Derivative Instruments and Hedging Activities. Our interest rate risk management objective is to manage the effect of interest rate changes on earnings and cash flows. We look to manage interest rates through the use of a combination of fixed and variable rate debt. We only enter into derivative or interest rate transactions for hedging purposes. We recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the derivative’s effectiveness and whether the derivative has been designated as a cash flow or fair value hedge. SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” became effective on July 1, 2003. The statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying derivative, and amends certain other provisions. This statement applies to any freestanding financial derivative instruments entered into or modified after June 30, 2003. This standard did not affect our results of operations or financial condition as we have properly classified our interest rate swap as a fair value hedge, and have not entered into any other transactions within the scope of SFAS No. 149.

Acquisition of Hotels. Our hotel acquisitions consist almost exclusively of land, building, furniture, fixtures and equipment. We allocate the purchase price among these asset classes and any acquired intangible assets based upon their respective fair values as required by SFAS No. 141, “Business Combinations.”

Investments in Unconsolidated Affiliates. We have non-controlling interests in entities which we account for under the cost method or equity method of accounting. Our investment in MeriStar Investment Partners, L.P. (“MIP”) is a limited partner interest with no participation rights in the management, affairs or operations of the entity, and is accounted for using the cost method. We recognize our preferred return on this investment quarterly as it becomes due to us. This investment is reflected in the “investments in and advances to unconsolidated affiliates” line on our Consolidated Balance Sheets. Our investment in Radisson Lexington Avenue Hotel is accounted for using the equity method since we are presumed to exert significant influence on this entity due to our ownership percentage of 49.99%. Accordingly, we recognize 49.99% of the profit and loss of the entity in which our investment was made. This investment is also reflected in the “investments in and advances to unconsolidated affiliates” line on our Consolidated Balance Sheets. Our investments in unconsolidated affiliates are periodically reviewed for other than temporary declines in market value. Impairment is recorded as a reduction to the carrying value of the investment for any declines which are determined to be other than temporary.

Accounting for the Impact of the Hurricane Damage to Properties. In August and September 2004, Hurricanes Charley and Frances caused substantial damage to a number of our hotels located in Florida. The damage from Hurricanes Charley and Frances and local evacuation orders also caused significant business interruption at many of our Florida properties, including the complete closure of certain hotels. As a result, eight of our hotels were closed for an extended period of time, and four others were affected in varying degrees; all but three of these hotels are now open (on a full or partial basis).

In August 2005, Hurricane Katrina caused damage to two of our hotels located in Louisiana and one in Florida. While Hurricane Katrina and local evacuation orders caused property damage and business interruption, the operating results of these three properties are not material to our overall performance, and all three of the affected hotels are included in our expanded disposition program. The hotel located in Florida was sold in January 2006 and had been closed only briefly during 2005.

We have comprehensive insurance coverage for both property damage and business interruption. Some properties are requiring substantial repair and reconstruction and have remained closed while such repairs are completed. As of December 31, 2005, the net book value of the write-off of property damage is $75.1 million; however, we are still assessing the impact of the hurricanes (especially Hurricane Katrina) on our properties, and final net book value write-offs could vary from this estimate. Changes to this estimate will be recorded in the periods in which they are determined. We have recorded a corresponding insurance claim receivable for this $75.1 million net book value amount because we believe that it is probable that the insurance recovery, net of deductibles, will exceed the net book value of the damaged portion of these assets. The recovery is based on replacement cost, and we have submitted claims substantially in excess of $75.1 million.

During February 2006, we entered into a complete and final settlement agreement for all claims relating to Hurricane Charley. In addition to the $120.0 million our insurance carriers previously advanced, they have agreed to a final payment of $82.5 million. See “Footnote 17—Subsequent Events” for further information. At December 31, 2005, the remaining insurance claim receivable relating to Hurricanes Frances and Katrina was $18.9 million.

In regards to Hurricanes Frances and Katrina, we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of these hotels, certain deductibles (primarily windstorm) and limitations will apply. Moreover, while we are receiving and expect to continue to receive interim insurance payments, no determination has been made as to the total amount or timing of those insurance payments and those insurance payments may not be sufficient to cover the costs of all the restoration of the hotels. The determination as to the total amount and timing of those insurance payments is contingent, in part, on the willingness of our insurers to provide recognition of coverage for losses. We are in the process of attempting to resolve with our insurers the final claim payments but cannot guarantee that the insurers will recognize the full claim amounts. To the extent that insurance proceeds, which are calculated on a replacement cost basis, ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved.

As of December 31, 2005, two of the properties affected by Hurricanes Charley and Frances and two of the properties affected by Hurricane Katrina remained substantially closed due to hurricane damage. Where possible and in order to mitigate loss of revenues, some permanent repairs to damaged properties were deferred during the Florida “high season,” which generally lasts from late December through early April, in order to have facilities available to meet demand. These damaged facilities were removed from service for permanent repairs based upon demand so as to minimize business disruptions. We have hired consultants to assess our business interruption claims and are currently negotiating with our insurance carriers regarding the amount of sustained income losses. To the extent that we are entitled to a recovery under the insurance policies, we will recognize a receivable when it can be demonstrated that it is probable that such insurance recovery will be realized. Any gain resulting from business interruption insurance for lost income will not be recognized until all contingencies related to the insurance recoveries are resolved and collection of the relevant payments is probable. These income recognition criteria will likely often result in business interruption insurance recoveries being recorded in a period subsequent to the period that we experience lost income from the affected properties, resulting in fluctuations in our net income that may reduce the comparability of reported quarterly results for some periods into the future.

Under these income recognition criteria, during the twelve months ended December 31, 2005, we have recorded a business interruption recovery gain of $7.1 million due to receiving recognition of a minimal level of business interruption gain that the insurance companies are willing to recognize without any contingencies at this time for certain of our hurricane-affected properties. Business interruption insurance gains and gains from recoveries in excess of our fixed-asset write-offs for the properties impacted by Hurricane Charley will be recognized in the first quarter of 2006. For Hurricanes Frances and Katrina, our business interruption claims substantially exceed the amount of this minimal recognition to date. We ultimately expect to recognize additional business interruption insurance gains as we proceed further through the claims process.

Through December 31, 2005, we have incurred recoverable costs related to both property damage and business interruption totaling $91.3 million. In addition, we recorded a receivable of $75.1 million related to the write-off of the net book value of the damaged portion of our assets. We had collected $132.5 million in insurance proceeds through December 31, 2005. We have collected an additional $82.5 million in insurance proceeds from January 1, 2006 through March 6, 2006 as a result of the settlement on Hurricane Charley. The cost recoveries are recorded as offsets to the expense line item to which they relate; therefore, there is no net impact to any line item or our results.

Of the total $215 million in insurance proceeds collected through March 6, 2006, $202.5 million represents reimbursements on claims related to Hurricane Charley; $7.5 million represents reimbursements on claims related to Hurricane Frances; and $5.0 million on claims related to Hurricane Katrina. For Hurricanes Frances and Katrina, we should ultimately be reimbursed for repair costs and expenses incurred as well as business interruption losses, subject to any policy deductibles and limitations, although we have incurred out-of-pocket costs while awaiting insurer reimbursement. No determination has been made as to the total amount or timing of those insurance payments, which may not be sufficient to cover all of the costs incurred. The timing of when we will be fully reimbursed for costs incurred and able to recognize business interruption insurance gains is uncertain. It depends, in part, on decisions yet to be made by the insurers and whether the claims can be resolved without legal action. The $7.5 million received to date on claims related to Hurricane Frances is substantially below the amount of the insurance claim for losses related to Hurricane Frances because the claims process has been stalled by the insurers for some time, a situation which could require legal action against the insurers involved in that claim if we are not able to resolve it.

The following is a summary of hurricane-related activity recorded (in millions):

Insurance claim receivables

December 31, 2005
Fixed assets net book value write down	$75.1
Recoverable costs incurred	91.3
Business interruption insurance gain	7.1
Payments received	(132.5)

$41.0

New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires companies to recognize compensation cost relating to share-based payment transactions, and measure that cost based on the fair value of the equity or liability instruments issued. In addition to this Statement, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment,” to assist companies with the initial implementation of SFAS No. 123. We are required to comply with the provisions of this Statement beginning with the first quarter of 2006. We do not expect the adoption of this revised standard to have a material effect on our accounting treatment for share-based payments, as we adopted the transition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” on January 1, 2003 and elected to recognize compensation expense for options granted subsequent to December 31, 2002 under the fair-value-based method.

The FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions: an amendment of FASB Statements No. 66 and 67” in December 2004, which amends current guidance to state that the rules for (a) incidental operations and (b) costs incurred to sell real estate projects do not apply to real estate time-sharing transactions. We are required to comply with the provisions of this Statement for the fiscal year beginning January 1, 2006. We do not expect the adoption of this Statement to have a material effect on our results of operations.

The FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets: an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” in December 2004. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. We were required to comply with the provisions of this Statement for the third quarter of 2005. We have not entered into or modified any transactions within the scope of this standard, nor do we have any existing transactions that fall within the scope of SFAS No. 153. Therefore, the adoption of this Statement has not had a material effect on our results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143,” which requires an entity to identify all of its asset retirement obligations and gather information regarding these obligations. We are required to comply with the provisions of FIN 47 for the fiscal year ending December 31, 2005. We have reviewed our conditional asset retirement obligations which primarily relate to environmental issues and have determined that they are not material. Therefore, the adoption of FIN 47 will not have a material adverse effect on our financial position or results of operations.

In June 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless the change is required by a new pronouncement and the pronouncement states specific transition provisions. This Statement carries forward without change the guidance contained in

APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. We are required to adopt this Statement for accounting changes and corrections of errors made during and after the first quarter of 2006. We do not expect the adoption of this Statement to have a material effect on our results of operations.

Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We are required to adopt the provisions of EITF Issue 04-5 for the first quarter of 2006, and for the third quarter of 2005 for new or modified arrangements. We have not entered into or modified any such arrangements, and we do not expect the adoption of this EITF to have a material effect on our financial statements.

Reclassifications. Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications have no impact on consolidated net loss.

3. Comprehensive Loss

Comprehensive loss equaled net loss for the year ended December 31, 2005, as we no longer have foreign operations.

Comprehensive loss was $98.2 million for the year ended December 31, 2004, which consisted of net loss ($99.1 million) and foreign currency translation adjustments.

Comprehensive loss was $398.3 million for the year ended December 31, 2003, which consisted of net loss ($404.4 million) and foreign currency translation adjustments.

4. Acquisitions

On May 10, 2004 and June 25, 2004, we acquired the 366-room Ritz-Carlton, Pentagon City in Arlington, Virginia and the 485-room Marriott Irvine in Orange County, California, respectively, for a total purchase price of $185.5 million, plus net acquisition costs and adjustments of $0.9 million.

The acquisitions were accounted for under the purchase method of accounting, and the assets and liabilities and results of operations of the hotels have been consolidated in our financial statements since the date of purchase. On an unaudited pro forma basis, revenues, net income, and basic and diluted loss per share for the year ended December 31, 2004 would have been reported as follows if the acquisitions had occurred on January 1, 2004 (in thousands):

Total revenue	$717,363
Net loss	(96,968)
Net loss per share:
Basic	$(1.16)
Diluted	(1.16)

On October 1, 2004, we acquired an interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan (see Note 7).

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004
Land	$211,677	$244,088
Buildings and improvements	1,669,576	1,926,813
Furniture, fixtures and equipment	303,488	295,562
Construction-in-progress	158,091	115,257

	$2,342,832	$2,581,720

For the years ended December 31, 2005 and 2004, we capitalized interest of $13.0 million and $5.6 million, respectively.

During the years ended December 31, 2005, 2004 and 2003 we recognized impairment losses of $153.6 million, $12.3 million, and $295.0 million, respectively, of which $64.2 million, $12.3 million, and $281.6 million, respectively, are recorded in discontinued operations as of December 31, 2005 (see Note 15). There are six properties classified as held for sale as of December 31, 2005.

The impairment charges recorded during 2005, 2004 and 2003 were triggered by an expectation that a property would be sold significantly before the end of its estimated useful life. The impairment charges were based on our estimates of the fair value of the properties we were actively marketing based on available market data. These estimates required us to make assumptions about the sales prices that we expected to realize for each property as well as the timing of a potential sale. In making these estimates, we considered the operating results of the assets, the market for comparable properties, and quotes from brokers, among other information. In nearly all cases, our estimates reflected the results of an extensive marketing effort and negotiations with prospective buyers. Actual fair values, or realized proceeds, could differ materially from these estimates.

On September 7, 2004, we relinquished a property to a mortgage lender upon the completion of a foreclosure proceeding initiated by the lender with our acquiescence (see Note 8). The property and the mortgage loan had a fair value and carrying value of approximately $11 million.

6. Assets Held for Sale

At December 31, 2005, six of our 64 properties met the probability criteria as prescribed by SFAS No. 144 to classify them as held for sale. All six of these assets were disposed of during the first quarter of 2006. At December 31, 2004, none of our 73 properties met the criteria to classify them as held for sale.

Assets held for sale consisted of the following as of December 31, 2005 (in thousands).

Land	$8,906
Buildings and improvements	72,577
Furniture, fixtures and equipment	8,410
Construction-in-progress	292

90,185
Accumulated depreciation	(9,300)

$80,885

7. Investments in Unconsolidated Affiliates

Investment in Radisson Lexington Avenue Hotel. On October 1, 2004, we acquired a 49.99% interest in the 705-room Radisson Lexington Avenue Hotel in Midtown Manhattan. We made a total investment of $50 million, which includes a $40 million mezzanine loan that matures on October 1, 2014 and yields $5.8 million of cumulative annual interest, and a $10 million equity interest in the hotel. The mezzanine loan is secured by a pledge of the equity interests held by the borrower in an indirect parent of the owner of the hotel and has a 10-year term. The loan is subordinate to $150 million in senior notes, but has priority over all equity interests.

Our equity investment is accounted for under the equity method of accounting, in accordance with our accounting policies as described in Note 2. The interest income from the loan, as well as the income related to the 49.99% share in profits and losses, is recorded in a separate line item “equity in income of and interest earned from unconsolidated affiliates” within operating activities as the operations of this investment are integral to our operations. During the years ended December 31, 2005 and 2004, we recognized interest income of $5.8 million and $1.4 million, respectively, on the mezzanine loan, which is recognized as it is earned. As of December 31, 2005 and 2004, the outstanding loan balance on the loan, including accrued interest receivable, was $40.7 million, and our investment in partnership equity was $6.8 million and $9.5 million, respectively. During the years ended December 31, 2005 and 2004, we recognized $1.3 million net loss and $0.2 million net income, respectively, of equity in net income (loss) on our equity investment.

Investment in MIP. In 1999, we invested $40 million in MeriStar Investment Partners, L.P., a joint venture established to acquire upscale, full-service hotels. Our cost-basis investment is in the form of a limited partnership interest, in which we earned a 16% cumulative preferred return with outstanding balances compounded quarterly. In accordance with MIP’s December 2004 amended and restated partnership agreement, the return on our investment, and on our remaining unpaid accrued preferred return, was reduced to a 12% annual cumulative return rate, and is subordinate only to the MIP debt; and $12.5 million of our $40 million investment was upgraded to receive preference in liquidation over all other investments.

During the fourth quarter of 2003, we recognized a $25.0 million impairment loss on this investment since the decline in the underlying value of our investment was deemed other than temporary. There have been no changes in circumstances in 2004 and 2005 that would require an additional impairment. After recognition of this impairment loss, the book value of the original investment is $15.0 million.

In February 2005, MIP completed a $175 million non-recourse commercial mortgage-backed securities financing, which is secured by its portfolio of eight hotels. Upon the completion of the financing in February 2005, we received an additional $15.5 million, which was applied to reduce our outstanding accrued preferred returns receivable to approximately $4 million at that time.

As of December 31, 2005, our total MIP carrying value was $25.0 million, consisting of the $15.0 million adjusted investment balance and $10.0 million of accrued preferred returns receivable.

We recognize our preferred return quarterly as it becomes due to us. The income, net of related expense, if any, is recorded in the “Equity in income (loss) of and interest earned from unconsolidated affiliates” line within operating activities as the operations of this investment are integral to our operations. For the years ended December 31, 2005 and 2004, we recognized a preferred return of $5.8 million and $11.5 million, respectively, from this investment. As of December 31, 2005 and 2004, cumulative preferred returns of $10.0 million and $19.7 million, respectively, were due from MIP. We expect that any cumulative unpaid preferred returns will be paid in the future from excess cash flow above our current return and from potential partnership hotel disposition proceeds in excess of debt allocated to individual assets. We evaluate the collectibility of our preferred return based on our preference to distributions and the underlying value of the hotel properties.

8. Debt and Notes Payable to MeriStar Hospitality

Debt and notes payable to MeriStar Hospitality consisted of the following (in thousands):

	December 31,
	2005	2004
Senior credit facility	$13,128	$—
Senior unsecured notes due 2011—9.125%	342,665	355,665
Senior unsecured notes due 2008—9.00%	251,558	270,500
Senior unsecured notes due 2009—10.50%	205,894	224,187
Secured facility, due 2007, with three one-year options to extend	303,217	—
Secured facility, due 2009	—	302,979
Secured facility, due 2013	97,694	99,293
Mortgage debt, due various	203,688	125,051
Unamortized issue discount	(2,769)	(3,702)

	$1,415,075	$1,373,973
Fair value adjustment for interest rate swap	—	(4,674)

Debt	$1,415,075	$1,369,299

Notes payable to MeriStar Hospitality	170,000	204,225
Unamortized issue discount	—	(248)

Notes payable to MeriStar Hospitality	$170,000	$203,977

Total debt and notes payable to MeriStar Hospitality	$1,585,075	$1,573,276

Aggregate future maturities as of December 31, 2005 were as follows (in thousands):

2006	$24,239
2007	11,807
2008	264,722
2009	220,198
2010	454,724
Thereafter	609,385

$1,585,075

As of December 31, 2005, 80% of our debt bore fixed rates of interest and the remaining 20% bore variable interest rates based on the London Interbank Offered Rate, or LIBOR. During September 2005, as part of extinguishing our previous $298.1 million (originally $330 million) secured facility (“Previous Secured Facility”), we eliminated our interest rate swap (see “Secured facilities” below). Our overall weighted-average interest rate was 8.12%. Based on market prices at December 31, 2005, the fair value of our long-term debt was $1.67 billion.

Senior credit facility. In August 2005, we completed a $100.0 million expansion of our $50.0 million senior credit facility to a total capacity of $150.0 million. The total $150.0 million facility carries an annual interest rate of LIBOR plus 350 basis points, which is 100 basis points less than the original annual interest rate of LIBOR plus 450 basis points. The additional $100.0 million matures in August 2006 and consists of $25.0 million in additional revolver capacity and $75.0 million of term loan capacity. This senior credit facility is collateralized by 12 of our hotels. Asset disposition proceeds in excess of $30 million must be used to pay down any outstanding balance under the facility and permanently reduce the availability if repaying borrowings under the term loan. The original $50.0 million senior revolving credit facility matures in December 2006, as originally provided. As of December 31, 2005, we had borrowings of $13.1 million outstanding against the revolver, and no borrowings outstanding against the term loan. Our available balance under the facility may be temporarily reduced from time to time if assets serving as collateral are sold or while certain brand-related issues on our franchise agreements are being resolved on the 12 hotels used as collateral. A total of $117.9 million was available as of December 31, 2005. We incurred financing costs of $2.6 million related to the expansion of our senior credit facility.

The senior credit facility contains financial and other restrictive covenants. Our ability to borrow under this facility is subject to compliance with financial covenants, including leverage, fixed charge coverage and interest coverage ratios and minimum net worth requirements. Our compliance with these covenants in future periods will depend substantially upon the financial results of our hotels. The agreement governing our senior credit facility limits our ability to effect mergers, asset sales and change of control events and limits the payments of dividends other than those required for MeriStar Hospitality to maintain its status as a REIT and our ability to incur additional secured and total indebtedness.

Senior unsecured notes. During the year ended December 31, 2005, we repurchased $50.2 million of our senior unsecured notes, consisting of $18.9 million of the 9.0% notes due 2008, $18.3 million of the 10.5% notes due 2009, and $13.0 million of the 9.125% notes due 2011. We recorded a loss on early extinguishment of debt of $2.8 million and wrote off deferred financing costs of $0.4 million related to these repurchases.

These senior unsecured notes are general, unsecured obligations of us and certain subsidiaries of ours, and MeriStar Hospitality guarantees payment of principal and interest on the notes. These notes contain various restrictive covenants, limiting our ability to initiate or transact certain business activities if specific financial thresholds are not achieved. One of those thresholds is having a 2 to 1 fixed charge coverage ratio (as defined in the indentures, fixed charges only include interest on debt obligations and preferred equity) in order to enter into certain types of transactions, including the repurchase of our common OP units, the issuance of any preferred equity, the payment of certain distributions, the incurrence of any additional debt, or the repayment of certain outstanding debt before it comes due. As of December 31, 2005, our fixed charge coverage ratio was below 2 to 1, and therefore we were not permitted generally to enter into those transactions, except as noted below.

There are certain exceptions with respect to the incurrence of additional debt and early repayment of debt features in the indentures. We have the ability to incur up to $300 million of secured financing within restricted subsidiaries, subject to meeting other maintenance tests under the indentures, of which $13.4 million was available at December 31, 2005. We also have a general carve-out to incur $50 million of unspecified borrowings within a restricted subsidiary, of which the full amount was available at December 31, 2005. We have the ability to incur debt financing within an unrestricted subsidiary, such as the $55.5 million mortgage financing related to the acquisition of Marriott Irvine. Additionally, we are permitted to repay subordinated debt prior to its maturity from the proceeds of an equal or junior financing with a longer term than the debt refinanced, an equity offering, or a financing within an unrestricted subsidiary.

Other secured facilities. In September 2005, we extinguished our Previous Secured Facility that had an existing balance of $298.1 million due 2009. We paid $343.6 million in connection with the legal defeasance of the Previous Secured Facility, which had a carrying value of $289.4 million (consisting of $298.1 million in principal balance less an $8.7 million fair value adjustment related to the interest rate swap), resulting in a loss on early extinguishment of debt of $54.2 million. Our loss on early extinguishment of debt was reduced to $52.2 million by the $2.0 million write-off of two treasury locks, which had been deferred and were being recognized as reductions to interest expense over the life of the Previous Secured Facility. In addition, we wrote off deferred financing costs of $1.9 million related to this extinguishment.

The new secured facility (“2005 Secured Facility”) provides for a $304.2 million (originally $312.0 million) loan at a rate of LIBOR plus 135 basis points, which has an initial maturity of October 9, 2007, plus three one-year extensions at our option. The 2005 Secured Facility was originally secured by 17 of our properties. The 2005 Secured Facility, which is intended to be securitized, is non-recourse to us, except for certain customary carve-outs, such as fraud, intentional or willful acts, misappropriations, or internal misrepresentation, which are guaranteed by MHOP. In late September 2005, we sold one of the hotels securing the 2005 Secured Facility and used the proceeds to repay $7.8 million of the outstanding balance. As of December 31, 2005, the 2005 Secured Facility had an outstanding balance of $303.2 million and was secured by 16 properties. The 2005 Secured Facility bears interest at a rate of LIBOR plus 135 basis points, compared to a fixed rate of 8.01%, which was swapped to a rate of LIBOR plus 444 basis points under the Previous Secured Facility. The Previous Secured Facility contained standard provisions that required the servicer to maintain in escrow cash balances for certain items such as property taxes and insurance. In addition, this facility contained restrictive provisions on the use of excess cash from the 19 properties securing the facility. The defeasance resulted in the release of $39.3 million of cash that had been held in escrow under the Previous Secured Facility as well as $6.0 million of cash collateral for an interest rate swap that was required under the Previous Secured Facility.

The fair value adjustments for the interest rate swap agreement of net $(4.7) million are related to the outstanding Previous Secured Facility balance of $303.0 million as of December 31, 2004.

On September 26, 2003, as permitted by the indentures governing our senior unsecured notes and senior subordinated notes, we completed a $101 million commercial mortgage-backed securities financing, secured by a portfolio of four hotels. This loan carries a fixed annual interest rate of 6.88% and matures in 2013.

Secured bridge loan. In conjunction with the refinancing of the Previous Secured Facility discussed above, we entered into a secured bridge loan that provided for a $15.0 million term loan secured by one property with a borrowing rate of LIBOR plus 350 basis points, and had an initial maturity of April 9, 2006, with one six-month extension at our option. We incurred financing costs of $0.2 million related to obtaining this loan. As of December 31, 2005, the secured bridge loan had been retired as a result of the secured property being sold.

Notes Payable to MeriStar Hospitality. On July 1, 2003, MeriStar Hospitality completed an offering of $170 million aggregate principal amount of 9.5% convertible subordinated notes due 2010. In conjunction with this transaction, we borrowed $170 million from MeriStar Hospitality under terms matching those of the 9.5% convertible subordinated notes.

The proceeds from the borrowing were used to repurchase $150.6 million of our $154.3 million 4.75% notes payable to MeriStar Hospitality due 2004, at varying prices, resulting in an aggregate discount of approximately $1.4 million. On October 15, 2004, the remaining $3.7 million balance of 4.75% notes payable to MeriStar Hospitality were repaid at maturity. The remaining proceeds from the issuance were also used to repurchase a portion of our 8.75% notes payable to MeriStar Hospitality due 2007.

In conjunction with MeriStar Hospitality’s repurchase of all of its outstanding 8.75% senior subordinated notes due 2007, we repurchased $34.2 million of our outstanding 8.75% notes payable to MerisStar Hospitality due 2007. We recorded a loss on early extinguishment of debt of $0.4 million, including the write-off deferred financing costs of $0.2 million related to this activity.

Mortgage debt. As of December 31, 2005, we had five mortgage loans, two of which were incurred during 2005.

On January 26, 2005, we entered into a $37.7 million mortgage loan on our Hilton Crystal City hotel that bears interest at a fixed rate of 5.84%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the 10-year term of the loan. Our net proceeds of $34.7 million are net of a $3.0 million escrow reserve for future capital expenditures. We incurred financing costs of $0.8 million related to this mortgage.

On June 17, 2005, we entered into a $44.0 million mortgage loan on our Hilton Clearwater hotel that bears interest at a fixed rate of 5.68%. The mortgage requires monthly payments of interest only for the first three years and then monthly payments of interest and principal over the remaining portion of the 10-year term of the loan, with the majority of the principal balance due at the end of the 10-year term. Our net proceeds of $40.7 million are net of a $3.3 million escrow reserve for future capital expenditures. We incurred financing costs of $1.1 million related to this mortgage.

We financed a portion of the Marriott Irvine acquisition (see Note 4) with a $55.5 million fixed-rate mortgage loan effective June 25, 2004, which matures on July 1, 2011 and bears interest at an annual fixed rate of 5.69%. On June 30, 2004, in connection with The Ritz-Carlton, Pentagon City acquisition (see Note 4), we entered into a $55.8 million fixed-rate mortgage loan, which matures on June 1, 2011 and bears interest at an annual fixed rate of 5.8%.

We had a mortgage loan on a hotel property that was to mature in 2011 and carried an interest rate of 8.8%; however, the lender, with our acquiescence, initiated foreclosure proceedings on the property which were completed on September 7, 2004, and we relinquished the property to the bank. The carrying value of the mortgage loan and the fair value of the property both approximated $11 million. This property is included in discontinued operations.

Our other individual mortgage matures in 2011 and carries a fixed interest rate of 9.0% with an initial principal amount of $17.0 million.

Derivatives. In April 2004, we entered into an interest rate swap on the Previous Secured Facility to convert the interest rate from fixed to variable. The September 2005 defeasance of the Previous Secured Facility eliminated the need for that interest rate swap. We paid $8.7 million to terminate the interest rate swap, which represented the fair value of the swap on the date of termination. Because we accounted for the interest rate swap as a fair value hedge of the debt which was extinguished, the $52.2 million loss on early extinguishment of the Previous Secured Facility includes this $8.7 million fair value adjustment. Prior to the termination of the interest rate swap agreement, we earned net cash payments of $1.2 million under the swap, which were recorded as a reduction in interest expense. During the year ended December 2005, we earned net cash payments of $3.2 million under the swap, which also were recorded as reductions in interest expense. In conjunction with the interest rate swap, we were required to post collateral, which was $12.0 million as of December 31, 2004, and was recorded as restricted cash. Upon the termination of the interest rate swap agreement, our posted collateral balance of $14.4 million was released; we received $5.7 million, which was net of the $8.7 million termination payment.

In October 2005, we paid $0.3 million to enter into an interest rate cap agreement on our 2005 Secured Facility, effective October 10, 2005, with a term of two years. Under the interest rate cap agreement, the annual interest rate on the 2005 Secured Facility will not exceed 7.10%. The interest rate cap is recorded at fair value, with changes in fair value recorded to interest expense in our Consolidated Statements of Operations.

For a derivative qualifying as a fair value hedge, the change in net unrealized gain or loss upon measuring the fair value hedge and the fair value of the debt instrument is recorded in our Consolidated Statements of Operations. These amounts offset each other as there was no ineffective portion and therefore had no impact on our net loss for the year ended December 31, 2004. The fair value of the swap was recorded as either an asset or liability, with a corresponding increase or decrease to the carrying value of the debt instrument being hedged on our Consolidated Balance Sheets. The fair value of our hedge was approximately a $4.7 million liability as of December 31, 2004. This amount was recorded on our Consolidated Balance Sheet in the other liabilities line item with a corresponding debit recorded to long-term debt.

9. Income Taxes

We file as a partnership for federal income tax purposes. As a partnership, we are not subject to federal income tax but are responsible for certain state and local income taxes. When the RMA became effective on January 1, 2001, MeriStar Hospitality formed taxable subsidiaries to lease certain of our properties. These subsidiaries are subject to taxation similar to subchapter C-corporations. The income of these taxable subsidiaries is subject to federal and state income taxes. In addition, the partnership is also subject to income taxes in certain state and local jurisdictions.

Our income taxes were allocated as follows (in thousands):

	2005	2004	2003
Tax expense (benefit) on loss from continuing operations	$506	$(379)	$(3,727)
Tax expense (benefit) on discontinued operations	—	(123)	(29)

Total income tax expense (benefit)	$506	$(502)	$(3,756)

Our effective income tax rate differs from the federal statutory income tax rate as follows:

	2005	2004	2003
State	(0.2)%	(0.5)%	(0.9)%

The components of income tax (benefit) expense were as follows as of December 31 (in thousands):

	2005	2004	2003
Current:
State	$506	$452	$167
Deferred:
Federal	—	—	—
State	—	(953)	(3,835)
Foreign	—	—	(88)

	—	(953)	(3,923)

	$506	$(501)	$(3,756)

The tax effects of the principal temporary differences that give rise to our net deferred tax liability (asset) were as follows (in thousands):

	December 31,
	2005	2004
Basis difference in property and equipment	$3,293	$4,266
Amortization	(176)	(447)
Accrued expenses	165	118
Net operating loss carryforwards	(80,366)	(66,611)
Other	682	524

Net deferred tax liability (asset)	$(76,402)	$(62,150)
Valuation allowance	76,402	62,150

Net deferred tax liability (asset)	$—	$—

For state income tax purposes, the aggregate net operating loss (NOL) carryforward, prior to apportionment, for the partnership was $357.5 million and $280.5 million as of December 31, 2005 and 2004, respectively.

These NOLs expire through 2025. The net operating loss for any jurisdiction, state or local, is subject to the laws of that jurisdiction and may differ from the aggregate NOL carryforward noted above for reasons other than apportionment. Such differences in NOL characteristics may arise from, but are not limited to, carry over period limitations and asset recovery methods that are different from the federal income tax rules. We have recorded a deferred tax asset relating to the NOL carryovers for states where we are subject to corporate level tax, based on our ability to use the losses against future income and as an offset to our net deferred tax liability relating to such state taxes.

As a result of our cumulative recognized losses, we have placed a valuation allowance against a portion of the deferred tax asset created by the net operating loss. The valuation allowance is sufficient to prevent our net operating loss from creating a net deferred tax asset for us. In future periods, we will review our ability to utilize our net operating loss carryforwards based on changes in economic conditions and operating results, and we will adjust the valuation allowance accordingly. At December 31, 2005, the valuation allowance for the partnership was $3.1 million.

For federal income tax purposes, the NOL carryforward for our taxable subsidiaries was $184.8 million and $153.9 million as of December 31, 2005 and 2004, respectively. These NOLs expire through 2025. Based on our projections of the taxable subsidiaries’ ability to utilize the NOL carryforward, we have recorded valuation allowances for the taxable subsidiaries of $73.3 million and $61.1 million, respectively, to reduce the carrying value of the NOL carryforward deferred tax asset to zero at both December 31, 2005 and 2004.

Our total valuation allowance was $76.4 million, $62.2 million and $25.8 million at December 31, 2005, 2004, and 2003, respectively.

A significant component of our deferred tax liability continues to be the basis difference in our fixed assets. At the time of the merger between CapStar Hotel Company and American General Hospitality Corporation in 1998, we established a new basis for the acquired assets and assumed liabilities based on their fair values at the time of the merger. We established a net deferred income tax liability for the estimated future state and local income tax effect for differences between the accounting and tax bases of these assets and liabilities. As of December 31, 2005, this component of the deferred tax liability was $3.3 million.

10. Partners’ Capital

OP Units. Our operating partnership agreement provides for five classes of partnership interests: Common OP Units, Class B OP Units, Class C OP Units, Class D OP Units and Profits-Only OP Units, or POPs.

During the year ended December 31, 2005, MeriStar Hospitality awarded 133,937 shares of common stock to employees, with a value of $1.0 million, related to our annual incentive plan for 2004. Of these shares, 63,935 were repurchased as treasury stock to satisfy tax withholding requirements, and 70,002 shares were issued. During the year ended December 31, 2005, we issued 9,601 OP Units to MeriStar Hospitality in conjunction with their issuance of common stock with a value of $0.08 million, related to shares issued under our employee stock purchase plan.

Common OP Unit holders converted 109,306 and 132,646 of their OP Units, with a value of $1.0 million and $0.6 million, respectively, into MeriStar Hospitality’s common stock during the years ended December 31, 2005 and 2004, respectively.

On April 9, 2004, in accordance with the terms of the certificate of designation for the outstanding Class D OP Units of our operating partnership, we redeemed all outstanding Class D OP Units plus accrued and unpaid preferential distributions on those units, for an aggregate consideration of approximately $8.7 million. The Class D OP Units had become redeemable at the option of the holder on April 1, 2004.

On April 23, 2004, MeriStar Hospitality issued and sold 12.0 million shares of common stock at a price to the public of $6.25 per share pursuant to its effective shelf registration statement filed under the Securities Act of

1933. In connection with this transaction, MeriStar L.P. Inc., a wholly-owned subsidiary of MeriStar Hospitality, contributed the net proceeds to us in exchange for the same number of Common OP units. The offering closed on April 28, 2004 with net proceeds of $72.2 million.

In July 2004, MeriStar Hospitality’s Board of Directors authorized the elimination of the plan pursuant to which the POPs are issued. On December 2, 2004, we completed the redemption of all outstanding POPs. The POPs plan had been accounted for under APB 25, “Accounting for Stock Issued to Employees” as a fixed plan since December 11, 2001. Under fixed plan accounting, compensation expense is measured on the intrinsic value of the award on the grant date and amortized on a straight line basis over the vesting period. As a result of an accounting analysis performed in conjunction with the elimination of the POPs plan, we have determined that these awards should have been accounted for using variable plan accounting instead of fixed plan accounting. Under variable plan accounting, compensation expense is re-measured based upon the intrinsic value of the award at each balance sheet date and amortized to expense using a ratable vesting formula. Had variable plan accounting been applied from December 11, 2001, compensation expense for each of the years ended December 31, 2001, 2002 and 2003 would have been increased (reduced) by $0.5 million, $(3.7) million, and $(2.7) million, respectively. In order to correct this error, an adjustment of $4.5 million, net of forfeitures, was recorded during the third quarter of 2004 to reduce compensation expense; $4.0 million of this amount relates to 2003 and prior periods while $0.2 million and $0.3 million relate to the first and second quarters of 2004, respectively. This adjustment is included in the “General and administrative, corporate” line in our Consolidated Statements of Operations. We have determined that the adjustments related to the correction of this error were immaterial on both a quantitative and qualitative basis to the financial statements for all periods affected. Accordingly, the correction has been made in the 2004 financial statements.

11. Loss Per Unit

The following table presents the computation of basic and diluted loss per unit:

	Year Ended December 31,
	2005	2004	2003
Basic and Diluted Loss Per Unit:
Loss from continuing operations	$(179,289)	$(73,005)	$(119,538)
Dividends paid on unvested MeriStar Hospitality restricted stock	—	—	—
Preferred distributions	—	(141)	(565)

Loss available to common stockholders	(179,289)	(73,146)	(120,103)
Weighted-average number of OP units outstanding	89,740	83,917	53,877

Basic and diluted loss per unit from continuing operations	$(2.00)	$(0.87)	$(2.23)

12. Related-Party Transactions

Due to/from Interstate

Effective March 31, 2004, our Chief Executive Officer, and MeriStar Hospitality’s Chairman and Chief Executive Officer, Paul Whetsell, resigned as CEO of Interstate, but remains a non-executive Chairman of the Board of Directors of Interstate. In the normal course of managing our hotel properties, Interstate incurs day-to-day operating costs which are reimbursed by us. The balance due to Interstate of $14.5 million at December 31, 2005 and $21.8 million at December 31, 2004, respectively, included management fees due for each hotel and reimbursements due for insurance, employee benefits, sales and marketing expenses, and other miscellaneous operating expenses. These amounts are normally paid within 30 days. The balance also included accrued termination obligations related to our asset dispositions. During the years ended December 31, 2005, 2004 and 2003, we paid Interstate a total of $23.3 million, $25.9 million, and $23.3 million, respectively, for termination fees, management fees, and miscellaneous operating expenses.

Under an intercompany agreement effective as of August 3, 1998, we and Interstate provided each other with, among other things, reciprocal rights to participate in certain transactions entered into by each party. In particular, until July 1, 2004, Interstate had the right of first refusal, under certain circumstances, to become the manager of any real property we acquired, and we and Interstate also may have provided each other with certain services from time to time. Although the intercompany agreement is no longer in effect, we and Interstate may continue to provide each other with services from time to time; certain of these services are required by the management agreements. These services may have included administrative, renovation supervision, corporate, accounting, finance, risk management, legal, tax, information technology, human resources, acquisition identification and due diligence, and operational services, for which Interstate was compensated in an amount that we would have been charged by a third party for comparable services. During the years ended December 31, 2005, 2004 and 2003, we paid Interstate a net amount of $0.03 million, $0.05 million, and $0.07 million, respectively, for such services. In July 2004, we concluded negotiations with Interstate to terminate the intercompany agreement, eliminating the last element of our original “paper clip” relationship with Interstate.

In 2005, we sold one of our hotels to Interstate at a price equal to the fair market value of $14.1 million, consisting of $13.2 million in cash proceeds and $0.9 million in management contract termination fee credits.

On August 31, 2005, we entered into an agreement to sublease 16,200 square feet of office space to Interstate. The term of the sublease is from December 2005 through August 2013, unless otherwise sooner terminated under the terms of the sublease agreement. The annual rent will be $486,000 payable in equal monthly installments, and shall increase by 4% per annum. Interstate shall also receive an abatement of the first nine monthly installments of rent due under the sublease agreement.

Note Receivable from Radisson Lexington

Our outstanding note receivable from Radisson Lexington, an equity method investment, was $40 million as of December 31, 2005, which is due in full in 2014. This loan yields $5.8 million of cumulative annual interest, for which we recognized interest income of $5.8 million in 2005. See Note 7 “Investment in Unconsolidated Affiliates” for information about this investment.

Relationship with MIP

Oak Hill Capital Partners and Interstate, both related-parties to MeriStar Hospitality Corporation, are partners in the joint venture that forms the General Partner of MIP, a joint venture established in 1999 to acquire upscale, full-service hotels. We earn a cumulative preferred return on our $40 million investment with outstanding balances compounded quarterly, which we recognize quarterly as it becomes due to us. For the years ended December 31, 2005, 2004, and 2003, we recognized a preferred return of $5.8 million, $11.5 million, and $7.4 million, respectively, from this investment. As of December 31, 2005 and 2004, cumulative preferred returns of $10.0 million, and $19.7 million, respectively, were due from MIP. See Note 7 “Investment in Unconsolidated Affiliates” for information about this investment.

13. Incentive Compensation

MeriStar Hospitality sponsors an incentive compensation plan in which employees of the operating partnership participate. Under the plan, MeriStar Hospitality is authorized to award up to a maximum of 12.5% of its outstanding shares of common stock to officers or other key employees. These awards may be granted in cash, restricted shares of common stock or options to purchase common stock. Upon issuance of any restricted stock or stock options under the plan, MeriStar Hospitality is obligated to contribute the proceeds to us in exchange for an equal number of OP units. As of December 31, 2005, up to a maximum of 10,944,756 shares of common stock were authorized to be awarded, of which 8,037,581 shares remain available for award.

Under the incentive plan for non-employee directors, MeriStar Hospitality authorized to award up to 500,000 options to purchase common stock to our non-employee directors. As of December 31, 2005, 215,287 shares remain available for award.

Stock Options

Stock options to officers, other key employees or directors are exercisable in three annual installments and expire ten years from the grant date.

Stock option activity for 2005, 2004, and 2003 was as follows:

	Incentive Plan		Directors’ Plan
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at January 1, 2003	2,954,755	$17.59	279,450	$18.14
Granted	200,000	4.39	35,000	5.90
Canceled	(405,322)	23.26	—	—

Outstanding at December 31, 2003	2,749,433	15.77	314,450	16.78
Granted	151,500	6.24	37,500	6.25
Exercised	(1,667)	3.37	—	—
Canceled	(1,554,205)	16.39	—	—

Outstanding at December 31, 2004	1,345,061	13.99	351,950	15.66
Granted	80,500	8.22	—	—
Exercised	(61,668)	4.71	—	—
Canceled	(339,446)	15.27	(75,000)	10.80

Outstanding at December 31, 2005	1,024,447	$13.67	276,950	$16.98

Shares exercisable at December 31:
2003	2,074,402	$17.99	177,500	$20.52

2004	941,904	$16.98	260,291	$18.43

2005	820,287	$15.39	241,956	$18.54

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.93 to $5.98	191,666	7.68	$5.01	104,174	$4.79
$6.25 to $6.82	123,000	8.30	$6.54	49,338	$6.55
$7.42 to $7.42	255,000	6.95	$7.42	255,000	$7.42
$8.26 to $15.60	149,500	7.85	$11.20	71,500	$14.41
$15.64 to $17.28	166,474	3.01	$16.29	166,474	$16.29
$17.83 to $22.00	138,400	3.04	$20.82	138,400	$20.82
$22.81 to $29.44	183,557	2.55	$26.50	183,557	$26.50
$29.55 to $30.64	24,000	1.83	$29.97	24,000	$29.97
$31.29 to $31.29	2,000	2.19	$31.29	2,000	$31.29
$31.42 to $31.42	67,800	1.87	$31.42	67,800	$31.42

	1,301,397			1,062,243

Other Stock-Based Compensation

In 2004, MeriStar Hospitality’s Board of Directors authorized it to grant certain long term incentive stock awards (the “awards”) under its incentive plan, under criteria to be established by the Compensation Committee of our Board of Directors (the “Committee”). In March 2005, the Committee finalized the service and performance criteria under which these awards will be issued, effective for the three-year period ending December 31, 2006. We recorded $2.6 million compensation expense related to these awards during the year ended December 31, 2005. The awards will be paid to the extent they are earned in the form of MeriStar Hospitality’s common stock during 2007, and the number of shares will be determined based on the stock price at the time at which they are paid.

During the year ended December 31, 2005, MeriStar Hospitality did not issue any shares of restricted stock. During the year ended December 31, 2004, MeriStar Hospitality issued 310,000 shares of restricted stock, net of forfeitures, to our employees. This restricted stock generally vests ratably over three-year periods. The weighted-average grant-date fair value of restricted stock issued during 2004 was $5.93.

During the years ended December 31, 2000, 2001 and 2002, we granted a total of 1,000,000 Profits-Only OP Units, or POPs, to some of our employees under our POPs Plan. These POPs were subject to vesting requirements and the incurrence of a “book-up” event, and were exchangeable for common stock or cash based on the market value of our common stock. During the years ended December 31, 2003 and 2002, 50,000 and 187,500, respectively, POPs were surrendered in exchange for the same number of shares of common stock. In July 2004, MeriStar Hospitality’s Board of Directors authorized the redemption of all outstanding POPs. On December 2, 2004, we completed the redemption of all 701,250 outstanding POPS (net of forfeitures) for a total of $4.6 million in cash, although 187,500 of those POPs redeemed were not yet exchangeable under the POPs Plan (see Note 10).

In 2004, MeriStar Hospitality’s Board of Directors authorized us to grant certain long term incentive stock awards (the “awards”) under our incentive plan, under criteria to be established by the Committee. In March 2005, the Committee finalized the service and performance criteria under which these awards will be issued, effective for the three-year period ending December 31, 2006. The awards will be paid to the extent they are earned in the form of MeriStar Hospitality’s common stock during 2007, and the number of shares will be determined based on the stock price at the time at which they are paid.

14. Commitments and Contingencies

Litigation. In the course of our normal business activities, various lawsuits, claims and proceedings have been or may be instituted or asserted against us. Based on currently available facts, we believe that the disposition of matters that are pending or asserted will not have a material adverse effect on our financial position, results of operations or liquidity.

Minimum Lease Payments. We lease the land at certain of our hotels under long-term arrangements from third parties. These agreements are accounted for as operating leases and are expensed evenly over the life of the lease. Certain leases contain contingent rent features based on gross revenues at the respective property. At three of our properties, we lease condominium units which are part of our total room inventory. These agreements typically have five-year terms. Future minimum lease payments, including fixed escalations, required under these operating leases as of December 31, 2005 were as follows (in thousands):

2006	$3,490
2007	3,615
2008	3,572
2009	3,473
2010	3,486
Thereafter	99,860

Total gross payments	117,496
Less: Sublease receipts	(3,906)

Total net payments	$113,590

Our obligations under other operating lease commitments, primarily for equipment, are not significant.

Rent expense consists of:

	2005	2004	2003
	(in thousands)
Minimum rentals on operating leases	$3,475	$2,804	$2,449
Additional rentals based on revenues and other leases	2,803	2,920	2,986
Less: sublease receipts	(168)	(187)	(181)

	$6,110	$5,537	$5,254

Termination Fees. We may be obligated to pay Interstate termination fees of up to a maximum of approximately $11.9 million with respect to the 45 properties we have disposed of between January 1, 2003 and December 31, 2005. As we dispose of any additional assets, we may be obligated to pay additional termination fees. Any obligations due under the termination provisions of the applicable contracts will be payable over a period of 48 months after termination. Termination fees payable to Interstate may be reduced by amounts paid under replacement management contracts.

During July 2004, we concluded negotiations with Interstate to terminate the intercompany agreement that governed a number of aspects of our relationship. In exchange for terminating the intercompany agreement, we received, among other things:

•	the right to terminate up to 600 rooms per year upon the payment of a termination fee equal to 1.5 times the fees earned during the preceding 12 months, with the ability to carry over up to 600 rooms for termination in the succeeding year;

•	the right to terminate the management contract of a hotel, where Interstate invests in a competing hotel, with no termination fee; and

•	an extension of the termination fee payment period for terminations related to hotel sales, from 30 months to 48 months.

Separately, we reached an agreement with Interstate regarding the calculation of termination fees payable upon a sale. We received a $2.5 million credit, which was applicable to fees payable with respect to future dispositions; we have applied the entire $2.5 million credit to terminations that occurred during 2004 and 2005.

In January 2005, we notified Interstate that 11 hotels with 3,655 rooms had failed to meet the performance tests contained in the relevant management agreements for the two-year period including 2003 and 2004. We have reached an agreement with Interstate under which Interstate will continue to manage those hotels, accept a decrease in a one-time incentive fee for 2005, and accelerate our 600-room termination right (described above) for the 2007 year so it could be used in 2006. For the two-year period including 2004 and 2005, six hotels with 2,208 rooms failed to meet the performance tests, of which one hotel was sold in the first quarter of 2006.

Hurricane recoveries. Recoveries expected to be received for insured claims are included in the insurance claim receivable. Additional liabilities, if any, that may result from these matters are not expected to have a material adverse effect on our financial position or results from operations.

Other commitments and contingencies. We maintain reserves for commitments and contingencies that arise in the normal course of business based on the existing facts and circumstances. As of December 31, 2005 and 2004, we carried a $4.0 million and $5.1 million, respectively, reserve related to workers’ compensation insurance claims related to periods prior to January 31, 2003.

As part of our asset renovation program, as of December 31, 2005, we have entered into contractual obligations with vendors to acquire capital assets and perform renovations totaling approximately $47.4 million over the next 12 months. Additionally, as of December 31, 2005, we have entered into contractual obligations related to capital expenditures as a result of hurricanes in the amount of $17.6 million to be expended over the next 12 months, most of which we expect to be reimbursed by our insurance carriers.

In the course of document review with respect to the MIP restructuring, MeriStar Hospitality discovered a potential technical REIT qualification issue relating to a wholly-owned subsidiary of MIP, of which we could be deemed to own a de minimis proportionate share. In order to eliminate any uncertainty, in October 2005, MeriStar Hospitality executed a closing agreement with the Internal Revenue Service that resolves all REIT qualification matters with respect to this potential issue. As a partnership for federal income tax purposes, we are not directly affected by the outcome of the discussions by MeriStar Hospitality with the Internal Revenue Service.

15. Dispositions

Between January 1, 2003 and December 31, 2005, we disposed of 45 hotels with 10,166 rooms for total gross proceeds of $387.9 million in cash and $11.1 million in reduction of debt. Of these 45 hotels, 15 hotels were disposed of in 2003, 21 hotels were disposed of in 2004 and nine hotels were disposed of in 2005. As of December 31, 2005, six of our hotels met our criteria for held for sale classification (see Note 6). Operating results for the sold hotels, and where applicable, the gain or loss on final disposition, are included in discontinued operations.

Summary financial information included in discontinued operations for these hotels were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue	$81,517	$136,002	$274,011

Loss on asset impairments	$(64,185)	$(12,337)	$(281,619)
Pretax gain (loss) from operations	1,899	151	(953)
Loss on disposal	(5,397)	(14,065)	(2,356)

	$(67,683)	$(26,251)	$(284,928)

Loss on disposal resulted primarily from the recognition of termination fees payable to Interstate with respect to these hotels’ management contracts.

16. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires public entities to report selected information about operating segments. Based on the guidance provided in the standard, we have determined that our business is conducted in one reportable segment, hotel ownership.

The following summarizes certain geographic information required under the standard (in thousands):

	2005	2004		2003
Revenue:
U.S.	$809,059	$822,270		$916,536
Canada	—	3,918		22,560

	$809,059	$826,188		$939,096

Property and equipment, net:
U.S.	$1,864,517	$2,075,088
Canada	—	—	(1)

	$1,864,517	$2,075,088

(1)	We sold three of the four Canadian hotels in December 2003 and the other in 2004.

17. Subsequent Events

Merger Agreement

On February 20, 2006, MeriStar Hospitality Operating Partnership, L.P. (the “Company” or “MHOP”) and MeriStar Hospitality Corporation (“MeriStar Hospitality”) entered into an Agreement and Plan of Merger with Alcor Holdings LLC, a Delaware limited liability company, Alcor Acquisition Inc., a Delaware corporation and a controlled subsidiary of Alcor Holdings LLC, Alcor Acquisition LLC, a Delaware limited liability company and a wholly-owned subsidiary of Alcor Holdings LLC, and Alcor Acquisition L.P., a Delaware limited partnership whose general partner is a wholly-owned subsidiary of Alcor Acquisition LLC, pursuant to which MeriStar Hospitality will merge with and into Alcor Acquisition LLC and Alcor Acquisition L.P. will merge with and into us. Alcor Holdings LLC, Alcor Acquisition Inc., Alcor Acquisition LLC and Alcor Acquisition L.P. are affiliates of The Blackstone Group. Pursuant to the merger agreement, at the effective time of the mergers, each outstanding share of our common stock and each unit of limited partner interest in us will be converted automatically into the right to receive $10.45 in cash, without interest and subject to applicable withholding. MeriStar Hospitality’s Board of Directors has unanimously approved the merger and the merger agreement and has recommended the approval of the merger and the other transactions contemplated by the merger agreement by its stockholders. Stockholders will be asked to vote on the merger and the other transactions contemplated by the merger agreement at a special meeting that will be held on a date to be announced. The mergers are expected to close in the second quarter of 2006, pending stockholder approval and other customary closing conditions. Completion of the mergers is subject to, among other closing conditions, the receipt of the requisite consents with respect to our 9% Senior Notes due 2008 and 9 1/8% Senior Notes due 2011 and the execution of supplemental indentures to the indentures governing these notes with respect to the amendments which will be described in separate tender offers and consent solicitation documents to be distributed. Completion of the mergers is not subject to receipt of financing by Blackstone.

Hurricane Charley Insurance Settlement/Hotel Reopening

During February 2006, we entered into a complete and final settlement on all our insurance claims related to Hurricane Charley. The settlement included insurer reimbursement for property repair costs, business interruption losses, temporary and emergency expenses, and various extra expenses, with respect to ten properties that were damaged by Hurricane Charley. The total settlement, net of deductibles, is for $202.5 million, of which the final payment of $82.5 million was received during the first quarter of 2006. The remaining $120.0 million had previously been advanced by our insurance carriers. Business interruption insurance gains and gains from recoveries in excess of our fixed-asset write-offs for the properties impacted by Hurricane Charley will be recognized in the first quarter of 2006. The Hurricane Charley settlement does not affect the pending Hurricane Frances and Katrina insurance claims, which have not yet been resolved with our insurers. At December 31, 2005, the hurricane insurance claim receivable relating to Hurricane Charley was $27.4 million.

On February 18, 2006, one of the two hotels (23 rooms) significantly affected by Hurricane Katrina partially reopened.

Asset Dispositions

During January 2006, we continued our disposition program by selling six hotels with 1,269 rooms for total gross proceeds of $115.1 million in cash. We used $13.1 million of these proceeds to pay down our outstanding senior credit facility balance and $10.2 million of these proceeds to pay down a mortgage related to one of our secured facilities. The remaining $91.8 million will be used for working capital purposes.

On February 24, 2006, we sold a portfolio of nine hotels (1,849 rooms) and a golf and tennis club, all located in Florida, to an affiliate of The Blackstone Group in a cash transaction for a contract sales price of $367.1 million ($341.0 million net of closing adjustments). We intend to use the majority of the proceeds to further reduce debt, particularly our most expensive 10.5% senior unsecured note, which became callable on December 15, 2005.

On February 10, 2006, we sold another hotel with 496 rooms for total gross proceeds of $27.6 million.

Repayment of Debt

On March 8, 2006, we redeemed $100.0 million aggregate principal amount of our 10.5% senior unsecured notes due 2009 for an aggregate redemption price of $107.7 million, including accrued and unpaid interest. On

March 27, 2006, we expect to redeem the remaining $105.9 million of our 10.5% senior unsecured notes due 2009 for an aggregate redemption price of $114.6 million. We also repurchased $6.5 million of our 9.0% senior unsecured notes due 2008 for a price of $6.9 million.

In January 2006, we borrowed $75 million of our term loan and repaid these borrowings from our asset sale proceeds in February 2006. Based on the term loan agreement, repayment of the loan resulted in a permanent reduction of borrowing capacity under our senior credit facility.

In February 2006, we repaid a $44.0 million mortgage loan on our Hilton Clearwater Hotel, which was required to be repaid from proceeds of the sale of that property from The Blackstone Group.

18. Quarterly Financial Information (Unaudited)

Quarterly information has been restated to conform to the current presentation of discontinued operations as of December 31, 2005 (in thousands).

	2005				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$168,486	$195,673	$177,036	$183,427	$173,998	$191,822	$164,975	$159,391
Loss on asset impairments	—	—	24,377	64,996	—	—	—	—
Total operating expenses	155,508	165,163	190,369	232,311	163,087	168,136	158,033	151,464
Equity in income of and interest earned from unconsolidated affiliates	1,634	2,940	2,682	2,937	1,600	1,600	1,600	8,347
Operating income (loss)	16,893	35,459	(10,651)	(43,175)	12,511	25,286	8,542	16,274
(Loss) income from continuing operations	(13,897)	3,222	(97,069)	(71,545)	(28,378)	(7,092)	(22,191)	(15,344)
Net (loss) income	(13,749)	1,414	(118,123)	(116,514)	(40,887)	(12,051)	(27,538)	(18,657)
Diluted (loss) earnings per unit	$(0.15)	$0.02	$(1.32)	$(1.30)	$(0.57)	$(0.14)	$(0.31)	$(0.21)

19. Consolidated Guarantor Financial Statements

MeriStar Hospitality owns a one percent general partner interest in us and MeriStar LP, Inc., a wholly owned subsidiary of MeriStar Hospitality, owns approximately a 97 percent limited partner interest in us. MeriStar Hospitality, MeriStar LP, Inc., and certain subsidiaries of ours are guarantors of senior unsecured notes issued by us. All guarantees are full and unconditional, and joint and several. Below are supplemental consolidated financial statements for us and our combined guarantor subsidiaries. Presented are our consolidated balance sheets as of December 31, 2005 and 2004, consolidated statements of operations as of December 31, 2005, 2004, and 2003, and consolidated statements of cash flows for the years ended December 31, 2005, 2004, and 2003.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2005

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Assets
Property and equipment	$85,795	$1,286,603	$970,434	$—	$2,342,832
Accumulated depreciation	(20,971)	(260,635)	(196,709)	—	(478,315)

	64,824	1,025,968	773,725	—	1,864,517

Assets held for sale	23,151	26,718	31,016	—	80,885
Investment in and advances to unconsolidated affiliates	2,307,871	14,765	101,463	(2,351,672)	72,427
Due to/from subsidiaries	(1,072,645)	505,161	567,484	—	—
Note receivable from subsidiaries	302,724	—	—	(302,724)	—
Insurance claim receivable	40,972	—	—	—	40,972
Prepaid expenses and other assets	22,766	1,839	10,965	—	35,570
Accounts receivable, net of allowance for doubtful accounts	24,534	498	35,781	(24,450)	36,363
Restricted cash	9,413	5,144	5,299	—	19,856
Cash and cash equivalents	4,982	—	20,452	—	25,434

	$1,728,592	$1,580,093	$1,546,185	$(2,678,846)	$2,176,024

Liabilities and Partners’ Capital
Long-term debt	$797,348	$574,248	$346,203	$(302,724)	$1,415,075
Notes payable to MeriStar Hospitality Corporation	170,000	—	—	—	170,000
Accounts payable and accrued expenses	17,576	6,000	53,416	—	76,992
Accrued interest	31,338	2,412	24,633	(24,450)	33,933
Due to Interstate Hotels & Resorts	11,523	—	2,933	—	14,456
Other liabilities	1,500	850	6,119	—	8,469

Total liabilities	1,029,285	583,510	433,304	(327,174)	1,718,925

Minority interests	2,315	—	—	—	2,315
Redeemable OP units at redemption value	20,572	—	—	—	20,572
Partners’ capital—Common OP units	676,420	996,583	1,112,881	(2,351,672)	434,212

	$1,728,592	$1,580,093	$1,546,185	$(2,678,846)	$2,176,024

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2004

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Assets
Property and equipment	$216,063	$1,376,454	$989,203	$—	$2,581,720
Accumulated depreciation	(51,424)	(253,348)	(201,860)	—	(506,632)

	164,639	1,123,106	787,343	—	2,075,088

Investment in and advances to unconsolidated affiliates	2,492,499	17,479	101,421	(2,526,603)	84,796
Due to/from subsidiaries	(953,735)	429,669	524,066	—	—
Note receivable from subsidiaries	221,704	—	—	(221,704)	—
Insurance claim receivable	76,056	—	—	—	76,056
Prepaid expenses and other assets	30,645	(2,733)	6,318	—	34,230
Accounts receivable, net of allowance for doubtful accounts	9,356	933	32,104	(9,414)	32,979
Restricted cash	55,754	1,346	1,313	—	58,413
Cash and cash equivalents	41,224	—	19,309	—	60,533

	$2,138,142	$1,569,800	$1,471,874	$(2,757,721)	$2,422,095

Liabilities and Partners’ Capital
Long-term debt	$841,976	$527,290	$221,737	$(221,704)	$1,369,299
Notes payable to MeriStar Hospitality Corporation	203,977	—	—	—	203,977
Accounts payable and accrued expenses	14,892	5,286	51,603	—	71,781
Accrued interest	38,682	2,483	9,414	(9,414)	41,165
Due to Interstate Hotels & Resorts	11,347	—	10,452	—	21,799
Other liabilities	5,382	—	6,171	—	11,553

Total liabilities	1,116,256	535,059	299,377	(231,118)	1,719,574

Minority interests	2,418	—	—	—	2,418
Redeemable OP units at redemption value	19,187	—	—	—	19,187
Partners’ capital—Common OP units	1,000,281	1,034,741	1,172,497	(2,526,603)	680,916

	$2,138,142	$1,569,800	$1,471,874	$(2,757,721)	$2,422,095

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Revenue:
Hotel operations:
Rooms	$—	$1,340	$470,360	$—	$471,700
Food and beverage	—	—	203,250	—	203,250
Other hotel operations	—	—	43,812	—	43,812
Office rental, parking and other revenue	489	2,478	2,893	—	5,860
Participating lease revenue	29,525	131,958	80,174	(241,657)	—

Total revenue	30,014	135,776	800,489	(241,657)	724,622

Expenses:
Hotel operating expenses:
Rooms	—	—	116,037	—	116,037
Food and beverage	—	—	142,175	—	142,175
Other hotel operating expenses	—	—	27,652	—	27,652
Office rental, parking and other expenses	—	1,157	1,746	—	2,903
Other operating expenses:
General and administrative, hotel	—	96	114,701	—	114,797
General and administrative, corporate	14,233	—	131	—	14,364
Property operating costs	—	—	109,715	—	109,715
Depreciation and amortization	12,038	45,051	28,224	—	85,313
Property taxes, insurance and other	23,342	18,199	239,923	(241,657)	39,807
Loss on asset impairments	53,210	32,072	4,091	—	89,373
Contract termination costs	134	—	1,081	—	1,215

Operating expenses	102,957	96,575	785,476	(241,657)	743,351

Equity in income of and interest earned from unconsolidated affiliates	4,495	—	5,698	—	10,193
Hurricane business interruption insurance gain	—	—	7,062	—	7,062

Operating (loss) income	(68,448)	39,201	27,773	—	(1,474)
Minority interest income	62	—	—	—	62
Interest expense, net	(62,561)	(35,351)	(21,668)	—	(119,580)
Loss on early extinguishments of debt	(12,405)	(45,386)	—	—	(57,791)
Equity in loss from consolidated entities	(95,173)	—	—	95,173	—

(Loss) income before income taxes and discontinued operations	(238,525)	(41,536)	6,105	95,173	(178,783)
Income tax expense	(345)	—	(161)	—	(506)

(Loss) income from continuing operations	(238,870)	(41,536)	5,944	95,173	(179,289)

Discontinued operations:
Loss from discontinued operations before income tax	(8,102)	(19,441)	(40,140)	—	(67,683)
Income tax (expense) benefit	—	—	—	—	—

Loss from discontinued operations	(8,102)	(19,441)	(40,140)	—	(67,683)

Net (loss) income	$(246,972)	$(60,977)	$(34,196)	$95,173	$(246,972)

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Revenue:
Hotel operations:
Rooms	$—	$—	$445,269	$—	$445,269
Food and beverage	—	—	189,177	—	189,177
Other hotel operations	—	—	50,818	—	50,818
Office rental, parking and other revenue	127	2,456	2,339	—	4,922
Participating lease revenue	47,616	117,121	77,706	(242,443)	—

Total revenue	47,743	119,577	765,309	(242,443)	690,186

Expenses:
Hotel operating expenses:
Rooms	—	—	112,067	—	112,067
Food and beverage	—	—	135,424	—	135,424
Other hotel operating expenses	—	—	32,344	—	32,344
Office rental, parking and other expenses	—	1,133	1,262	—	2,395
Other operating expenses:
General and administrative, hotel	(23)	64	106,864	—	106,905
General and administrative, corporate	14,622	—	183	—	14,805
Property operating costs	—	—	101,803	—	101,803
Depreciation and amortization	11,956	42,286	31,558	—	85,800
Property taxes, insurance and other	41,712	15,763	234,145	(242,443)	49,177

Operating expenses	68,267	59,246	755,650	(242,443)	640,720

Equity in income of and interest earned from unconsolidated affiliates	11,708	—	1,439	—	13,147

Operating (loss) income	(8,816)	60,331	11,098	—	62,613
Minority interest income	79	—	—	—	79
Interest expense, net	(83,117)	(31,062)	(12,748)	—	(126,927)
Loss on early extinguishments of debt	(9,149)	—	—	—	(9,149)
Equity in income from consolidated entities	313	—	—	(313)	—

(Loss) income before income taxes and discontinued operations	(100,690)	29,269	(1,650)	(313)	(73,384)
Income tax benefit	379	—	—	—	379

(Loss) income from continuing operations	(100,311)	29,269	(1,650)	(313)	(73,005)

Discontinued operations:
Income (loss) from discontinued operations before income tax	1,055	5,207	(32,513)	—	(26,251)
Income tax benefit	123	—	—	—	123

Income (loss) from discontinued operations	1,178	5,207	(32,513)	—	(26,128)

Net (loss) income	$(99,133)	$34,476	$(34,163)	$(313)	$(99,133)

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Revenue:
Hotel operations:
Rooms	$—	$—	$424,516	$—	$424,516
Food and beverage	—	—	176,683	—	176,683
Other hotel operations	—	—	57,565	—	57,565
Office rental, parking and other revenue	770	2,361	3,190	—	6,321
Participating lease revenue	78,970	101,022	79,121	(259,113)	—

Total revenue	79,740	103,383	741,075	(259,113)	665,085

Expenses:
Hotel operating expenses:
Rooms	—	—	106,677	—	106,677
Food and beverage	—	—	126,947	—	126,947
Other hotel operating expenses	—	—	34,068	—	34,068
Office rental, parking and other expenses	—	1,134	1,650	—	2,784
Other operating expenses:
General and administrative, hotel	1	11	102,753	—	102,765
General and administrative, corporate	11,561	—	352	—	11,913
Property operating costs	(462)	—	98,563	—	98,101
Depreciation and amortization	14,653	35,174	31,222	—	81,049
Property taxes, insurance and other	74,862	14,878	224,925	(259,113)	55,552
Loss on asset impairments	—	2,150	11,268	—	13,418

Operating expenses	100,615	53,347	738,425	(259,113)	633,274

Equity in loss of and interest earned from unconsolidated affiliates	(17,631)	—	—	—	(17,631)

Operating (loss) income	(38,506)	50,036	2,650	—	14,180
Minority interest income	62	—	—	—	62
Interest expense, net	(106,540)	(27,152)	(6,931)	—	(140,623)
Gain on early extinguishments of debt	3,116	—	—	—	3,116
Equity in (loss) income from consolidated entities	(209,444)	145	24	209,275	—

(Loss) income before income taxes and discontinued operations	(351,312)	23,029	(4,257)	209,275	(123,265)
Income tax benefit	3,727	—	—	—	3,727

(Loss) income from continuing operations	(347,585)	23,029	(4,257)	209,275	(119,538)

Discontinued operations:
Loss from discontinued operations before income tax	(56,881)	(47,220)	(180,827)	—	(284,928)
Income tax benefit	29	—	—	—	29

Loss from discontinued operations	(56,852)	(47,220)	(180,827)	—	(284,899)

Net (loss) income	$(404,437)	$(24,191)	$(185,084)	$209,275	$(404,437)

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2005

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Operating activities:
Net (loss) income	$(246,972)	$(60,977)	$(34,196)	$95,173	$(246,972)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,737	49,237	31,740	—	95,714
Equity in earnings of consolidated entities	95,173	—	—	(95,173)	—
Loss on asset impairments	63,572	63,164	26,821	—	153,557
Loss on sale of assets	58	401	4,938	—	5,397
Loss on early extinguishments of debt	3,052	—	—	—	3,052
Minority interests	(62)	—	—	—	(62)
Equity in loss of unconsolidated affiliate	1,310	—	—	—	1,310
Stock-based compensation expense	1,118	—	—	—	1,118
Changes in operating assets and liabilities:	—	—	—	—	—
Insurance claim receivable, less capital expenditure proceeds	35,593	—	—	—	35,593
Accounts receivable, net	(24,787)	1,131	5,236	15,036	(3,384)
Prepaid expenses and other assets	8,266	(3,575)	(4,020)	—	671
Receivables from unconsolidated affiliates	11,201	—	—	—	11,201
Due from/to Interstate Hotels & Resorts	(4,713)	—	(7,519)	—	(12,232)
Accounts payable, accrued expenses, accrued interest and other liabilities	(2,901)	1,242	16,931	(15,036)	236
Due from/to subsidiaries	42,945	(50,990)	8,045	—	—

Net cash provided by (used in) operating activities	(2,410)	(367)	47,976	—	45,199

Investing activities:
Capital expenditures for property and equipment	(33,372)	(77,422)	(111,338)	—	(222,132)
Investment in and advance to Radisson Lexington Avenue Hotel	(192)	—	—	—	(192)
Proceeds from sales of assets	39,375	37,177	27,800	—	104,352
Estimated insurance proceeds related to capital expenditures	9,100	—	—	—	9,100
Decrease (increase) in restricted cash	46,341	(431)	(933)	—	44,977
Costs associated with disposition program and other, net	(1,132)	(2,152)	(1,185)	—	(4,469)

Net cash provided by (used in) investing activities	60,120	(42,828)	(85,656)	—	(68,364)

Financing activities:
Prepayments on long-term debt	(84,461)	(298,110)	—	—	(382,571)
Scheduled payments on long-term debt	—	(32,501)	(762)	—	(33,263)
Proceeds from mortgage loans, net of financing costs	—	39,507	33,756	—	73,263
Proceeds from debt issuance, net of financing costs	(6,342)	327,000	—	—	320,658
Net borrowings under credit facility, net of financing costs	(2,619)	7,299	5,829	—	10,509
Proceeds from OP units issuance, net of issuance costs	366	—	—	—	366
Purchase OP units under employee stock plans	(896)	—	—	—	(896)

Net cash (used in) provided by financing activities	(93,952)	43,195	38,823	—	(11,934)

Net increase (decrease) in cash and cash equivalents	(36,242)	—	1,143	—	(35,099)
Cash and cash equivalents, beginning of year	41,224	—	19,309	—	60,533

Cash and cash equivalents, end of year	$4,982	$—	$20,452	$—	$25,434

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2004

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Operating activities:
Net (loss) income	$(99,133)	$31,407	$(35,364)	$3,957	$(99,133)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,782	52,829	41,321	—	100,932
Equity in earnings of consolidated entities	3,957	—	—	(3,957)	—
Loss on asset impairments	—	5,556	6,781	—	12,337
Loss on sale of assets	—	3,099	10,966	—	14,065
Loss on early extinguishments of debt	9,149	—	—	—	9,149
Minority interests	(79)	—	—	—	(79)
Equity in income of unconsolidated affiliates	—	(237)	—	—	(237)
Stock-based compensation expense	(2,939)	—	—	—	(2,939)
Redemption of POPs	(4,602)	—	—	—	(4,602)
Deferred income taxes	(730)	—	—		(730)
Changes in operating assets and liabilities:
Insurance claim receivable, less capital expenditure proceeds	(10,570)	—	—	—	(10,570)
Accounts receivable, net	(10,392)	1,918	15,110	9,414	16,050
Prepaid expenses and other assets	(442)	2,229	7,203	—	8,990
Receivables from unconsolidated affiliates	(631)	—	—	—	(631)
Due to/from Interstate Hotels & Resorts	(8,096)	—	964	—	(7,132)
Accounts payable, accrued expenses, accrued interest and other liabilities	(12,764)	(510)	(1,867)	(9,414)	(24,555)
Due from/to subsidiaries	150,751	(41,501)	(109,250)	—	—

Net cash provided by (used in) operating activities	20,261	54,790	(64,136)	—	10,915

Investing activities:
Acquisition of hotels, net of cash acquired of $4.1 million	—	(91,251)	(91,124)	—	(182,375)
Capital expenditures for property and equipment	(3,334)	(67,351)	(63,268)	—	(133,953)
Investment in and advance to Radisson Lexington Avenue Hotel	(50,493)	—	—	—	(50,493)
Proceeds from sales of assets	—	51,675	104,023	—	155,698
(Increase) decrease in restricted cash	(15,822)	1,130	(1,198)	—	(15,890)
Costs associated with disposition program and other, net	85	(2,021)	(5,539)	—	(7,475)

Net cash used in investing activities	(69,564)	(107,818)	(57,106)	—	(234,488)

Financing activities:
Prepayments on long-term debt	(85,318)	—	(19,731)	—	(105,049)
Scheduled payments on long-term debt	(11,234)	(1,811)	(291)	—	(13,336)
Proceeds from mortgage loans, net of financing costs	(103)	54,839	55,276	—	110,012
Net borrowings under credit facility, net of financing costs	(343)	—	—	—	(343)
Loans to/from subsidiaries	(93,067)	—	93,067	—	—
Distributions to minority investors	(141)	—	—	—	(141)
Proceeds from OP units issuance, net of issuance costs	72,296	—	—	—	72,296
Purchase of subsidiary partnership interests	(8,690)	—	—	—	(8,690)
Repurchase of OP units under employee stock plans	(164)	—	—	—	(164)

Net cash (used in) provided by financing activities	(126,764)	53,028	128,321	—	54,585

Effect of exchange rate changes on cash and cash equivalents	(1,355)	—	—	—	(1,355)

Net (decrease) increase in cash and cash equivalents	(177,422)	—	7,079	—	(170,343)
Cash and cash equivalents, beginning of year	218,646	—	12,230	—	230,876

Cash and cash equivalents, end of year	$41,224	$—	$19,309	$—	$60,533

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(Dollars in thousands)

	MeriStar Hospitality OP, L.P.	Non-Guarantor Subsidiaries	Guarantor Subsidiaries	Consolidation Eliminations	Consolidated Totals
Operating activities:
Net (loss) income	$(404,437)	$(88,833)	$(181,733)	$270,566	$(404,437)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,553	52,099	49,270	—	110,922
Equity in earnings of consolidated entities	270,566	—	—	(270,566)	—
Loss on asset impairments	25,000	121,649	173,388	—	320,037
Gain (loss) on sale of assets	165	(798)	2,989	—	2,356
Loss on early extinguishments of debt	(3,116)	—	—	—	(3,116)
Minority interests	(62)	—	—	—	(62)
Stock-based compensation expense	2,544	—	—	—	2,544
Change in value of interest rate swaps	(3,977)	—	—	—	(3,977)
Deferred income taxes	(3,923)	—	—	—	(3,923)
Changes in operating assets and liabilities:
Accounts receivable, net	1,093	355	(1,960)	—	(512)
Prepaid expenses and other assets	(4,498)	1,941	2,212	—	(345)
Receivables from unconsolidated affiliates	(7,369)	—	—	—	(7,369)
Due from/to Interstate Hotels & Resorts	6,551	—	(640)	—	5,911
Accounts payable, accrued expenses, accrued interest and other liabilities	(864)	(13,443)	(20,859)	—	(35,166)
Due from/to subsidiaries	302,842	(178,645)	(124,197)	—	—

Net cash provided by (used in) operating activities	190,068	(105,675)	(101,530)	—	(17,137)

Investing activities:
Capital expenditures for property and equipment	(2,001)	(13,202)	(20,987)	—	(36,190)
Proceeds from sales of assets	—	34,065	93,820	—	127,885
Purchases of marketable securities	(18,040)	—	—	—	(18,040)
Sale of marketable securities	18,040	—	—	—	18,040
Net payments from Interstate Hotels & Resorts	42,052	—	—	—	42,052
(Increase) decrease in restricted cash	(24,558)	2,400	—	—	(22,158)
Costs associated with disposition program and other, net	—	(2,314)	(4,507)	—	(6,821)

Net cash provided by investing activities	15,493	20,949	68,326	—	104,768

Financing activities:
Prepayments on long-term debt	(185,879)	(16,274)	(26,713)	—	(228,866)
Scheduled payments on long-term debt	(16,845)	—	—	—	(16,845)
Proceeds from issuance of long-term debt, net of financing costs	162,210	101,000	—	—	263,210
Net borrowings under credit facility, net of financing costs	(2,742)	—	—	—	(2,742)
Loans to/from subsidiaries	(59,629)	—	59,629	—	—
Distributions to minority investors	(565)	—	—	—	(565)
Proceeds from OP units issuance, net of issuance costs	95,358	—	—	—	95,358
Purchase of subsidiary partnership interests	(65)	—	—	—	(65)

Net cash (used in) provided by financing activities	(8,157)	84,726	32,916	—	109,485

Effect of exchange rate changes on cash and cash equivalents	(129)	—	—	—	(129)

Net increase (decrease) in cash and cash equivalents	197,275	—	(288)	—	196,987
Cash and cash equivalents, beginning of year	21,372	—	12,517	—	33,889

Cash and cash equivalents, end of year	$218,647	$—	$12,229	$—	$230,876

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

Description

				Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year
Description	City	State	Encum- brances	Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life
Hotel Assets:
Embassy Suites Tucson	Tucson	AZ	(1)	$1,640	$10,444	$—	$3,011	$1,640	$13,455	$15,095	$2,520	1982	10/23/1997	40
Courtyard by Marriott, Marina Del Rey	Marina Del Rey	CA	(2)	3,450	24,534	0	3,487	3,450	28,021	31,471	6,330	1976	8/3/1998	20
Doral Palm Springs	Palm Springs	CA		1,604	16,141	(338)	(2,795)	1,266	13,346	14,612	—	1985	7/1/1997	20
Hilton Irvine	Irvine	CA	(2)	9,990	7,993	—	5,952	9,990	13,945	23,935	2,739	1976	2/22/1996	40
Hilton Sacramento	Sacramento	CA	(2)	4,000	16,013	—	8,451	4,000	24,464	28,464	4,173	1983	12/17/1996	40
LA Marriott Downtown	Los Angeles	CA	(1)	5,900	48,250	—	9,495	5,900	57,745	63,645	10,955	1983	12/18/1997	40
Marriott Irvine	Irvine	CA	54,465	14,836	70,500	—	4,990	14,836	75,490	90,326	2,743	1983	6/25/2004	40
Sheraton Fisherman’s Wharf	San Francisco	CA	(2)	19,708	61,751	(0)	6,536	19,708	68,287	87,995	12,696	1975	4/2/1998	40
Embassy Suites Denver	Englewood	CO	(2)	2,500	20,700	—	6,580	2,500	27,280	29,780	5,430	1986	12/12/1996	40
Sheraton Colorado Springs	Colorado Springs	CO	(2)	1,071	14,592	0	7,396	1,071	21,988	23,059	4,893	1974	6/30/1995	40

Best Western Sanibel Island Resort	Sanibel Island	FL		3,868	3,984	17	(1,030)	3,885	2,954	6,839	485	1967	10/1/1998	40
Doubletree Hotel Westshore	Tampa	FL		2,904	23,476	(624)	(573)	2,280	22,903	25,183	—	1972	8/3/1998	40
Doubletree Universal	Orlando	FL		9,555	73,486	0	12,201	9,555	85,687	95,242	14,776	1972	8/3/1998	40
Hilton Clearwater	Clearwater	FL	44,000	—	69,285	—	3,175	—	72,460	72,460	12,727	1980	8/3/1998	40
Hilton Hotel Cocoa Beach	Cocoa Beach	FL		2,783	23,076	(982)	(9,130)	1,801	13,946	15,747	755	1986	8/3/1998	40

Holiday Inn Fort Lauderdale Beach	Ft. Lauderdale	FL		2,381	19,419	(0)	3,821	2,381	23,240	25,621	3,794	1969	8/3/1998	40
Holiday Inn Walt Disney World Village	Lake Buena Vista	FL		—	41,267	—	(35,758)	—	5,509	5,509	—	1972	8/3/1998	20
Sanibel Inn	Sanibel Island	FL		8,482	12,045	0	(4,196)	8,482	7,849	16,331	1,373	1964	10/1/1998	40
Seaside Inn	Sanibel Island	FL		1,702	6,416	23	(2,724)	1,725	3,692	5,417	649	1964	10/1/1998	40

Sheraton Beach Resort Key Largo	Key Largo	FL	(1)	3,167	29,190	0	5,831	3,167	35,021	38,188	5,597	1985	8/3/1998	40

Sheraton Safari Lake Buena Vista	Lake Buena Vista	FL		4,103	35,263	(0)	9,945	4,103	45,208	49,311	7,627	1985	8/3/1998	40
Song of the Sea	Sanibel Island	FL		339	3,223	19	(1,252)	358	1,971	2,329	333	1964	10/1/1998	40
South Seas Plantation Resort & Yacht Harbor	Captiva	FL		3,084	83,573	(0)	(19,668)	3,084	63,905	66,989	13,101	1975	10/1/1998	20
Sundial Beach Resort	Sanibel Island	FL		320	12,009	0	(5,198)	320	6,811	7,131	1,094	1975	10/1/1998	40
The Dunes Golf & Tennis Club	Sanibel Island	FL		7,705	3,043	9	(172)	7,714	2,871	10,585	458	1964	10/1/1998	40
Doubletree Atlanta	Atlanta	GA	(1)	2,236	18,514	(1,060)	(8,935)	1,176	9,579	10,755	—	1985	8/3/1998	20
Westin Atlanta	Atlanta	GA		2,650	15,926	(300)	11,035	2,350	26,961	29,311	6,271	1982	11/15/1995	40
Crowne Plaza Chicago O’Hare	Rosemont	IL	12,793	4,290	72,631	(0)	20,241	4,290	92,872	97,162	19,086	1975	8/3/1998	20
Radisson Chicago	Chicago	IL	(1)	4,870	39,175	—	5,868	4,870	45,043	49,913	8,884	1971	7/15/1997	40
Doubletree Indianapolis	Indianapolis	IN	(1)	1,000	8,242	(218)	(860)	782	7,382	8,164	459	1987	4/1/1997	40
Hilton Seelbach	Louisville	KY	(3)	1,400	38,462	—	7,926	1,400	46,388	47,788	8,684	1905	1/6/1998	40
Radisson Lexington	Lexington	KY		1,100	30,375	0	8,042	1,100	38,417	39,517	7,551	1982	8/14/1997	40
Hilton Lafayette	Lafayette	LA	(2)	1,700	16,062	—	4,778	1,700	20,840	22,540	4,016	1981	12/17/1996	40
Holiday Inn Select New Orleans	Kenner	LA		3,040	25,616	(2,489)	(21,382)	551	4,234	4,785	68	1973	8/3/1998	20
Hotel Maison de Ville	New Orleans	LA		292	3,015	(0)	249	292	3,264	3,556	641	1778	8/3/1998	20
Radisson Annapolis	Annapolis	MD	(1)	1,711	13,671	(229)	(272)	1,482	13,399	14,881	897	1975	8/3/1998	40
Radisson Cross Keys	Baltimore	MD		1,500	5,615	—	2,610	1,500	8,225	9,725	1,329	1973	3/27/1998	40
Sheraton Columbia	Columbia	MD	(3)	3,600	21,393	—	4,384	3,600	25,777	29,377	4,679	1972	3/27/1998	40

				Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year
Description	City	State	Encum- brances	Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life
Hilton Detroit	Romulus	MI		1,750	12,639	(1,001)	(7,081)	749	5,558	6,307	—	1989	12/16/1997	40
Hilton Hotel Grand Rapids	Grand Rapids	MI	(2)	2,049	16,657	(845)	(7,222)	1,204	9,435	10,639	—	1979	8/3/1998	20
Courtyard by Marriott Secaucus	Secaucus	NJ		—	9,649	—	1,855	—	11,504	11,504	2,348	1993	8/3/1998	20
Doral Forrestal	Princeton	NJ		9,578	57,555	0	10,458	9,578	68,013	77,591	12,061	1981	8/11/1998	40
Marriott Somerset	Somerset	NJ	(2)	1,978	23,001	0	9,584	1,978	32,585	34,563	6,939	1978	10/3/1995	40
Sheraton Crossroads Hotel Mahwah	Mahwah	NJ	(1)	3,258	26,185	0	1,753	3,258	27,938	31,196	4,994	1986	8/3/1998	40
Wyndham Albuquerque Airport Hotel	Albuquerque	NM	(1)	—	18,889	—	795	—	19,684	19,684	3,560	1972	8/3/1998	40
Courtyard by Marriott Durham	Durham	NC		1,406	11,001	(62)	(1,796)	1,344	9,205	10,549	1,056	1996	8/3/1998	20
Sheraton Charlotte Airport	Charlotte	NC	(2)	4,700	11,057	—	6,861	4,700	17,918	22,618	4,244	1985	2/2/1996	20
Sheraton Oklahoma City	Oklahoma City	OK	(1)	3,500	27,588	—	5,886	3,500	33,474	36,974	6,016	1977	1/6/1998	40
Embassy Suites Philadelphia	Philadelphia	PA	(2)	5,500	26,763	—	7,222	5,500	33,985	39,485	6,150	1963	8/12/1997	40
Sheraton Great Valley	Frazer	PA	(3)	2,150	11,653	11	5,293	2,161	16,946	19,107	3,127	1971	3/27/1997	40
Doubletree Austin	Austin	TX	(2)	2,975	25,678	—	6,268	2,975	31,946	34,921	5,947	1984	8/14/1997	40
Doubletree Hotel Dallas Galleria	Dallas	TX		3,400	20,813	(1,654)	(9,073)	1,746	11,740	13,486	—	1979	1/6/1998	40
Hilton Arlington	Arlington	TX	(2)	1,836	14,689	79	7,401	1,915	22,090	24,005	4,397	1983	4/17/1996	40
Hilton Houston Westchase	Houston	TX	(2)	3,000	23,991	—	4,505	3,000	28,496	31,496	5,721	1980	1/31/1997	40
Marriott West Loop Houston	Houston	TX	(2)	2,943	23,934	0	5,498	2,943	29,432	32,375	5,083	1976	8/3/1998	40
Hilton Arlington	Arlington	VA	(3)	4,000	15,069	—	4,414	4,000	19,483	23,483	3,770	1990	8/23/1996	40
Hilton Crystal City	Arlington	VA	37,650	5,800	29,879	—	7,655	5,800	37,534	43,334	6,718	1974	7/1/1997	40
Holiday Inn Historic District Alexandria	Alexandria	VA		1,769	14,064	—	2,163	1,769	16,227	17,996	2,809	1985	8/3/1998	40
Radisson Old Town Alexandria	Alexandria	VA	(1)	2,241	17,796	(205)	354	2,036	18,150	20,186	1,265	1975	8/3/1998	40
The Ritz-Carlton, Pentagon City	Arlington	VA	54,780	—	80,687	—	165	—	80,852	80,852	3,736	1990	5/13/2004	36
Sheraton Bellevue	Bellevue	WA	(1)	5,211	6,766	(522)	5,383	4,689	12,149	16,838	2,445	1979	8/4/1995	40
Georgetown Inn	Washington, D.C.			6,100	7,103	—	2,485	6,100	9,588	15,688	1,775	1962	7/15/1997	40
Hilton Embassy Row	Washington, D.C.			2,200	13,247	—	5,081	2,200	18,328	20,528	3,574	1969	12/17/1996	40
Latham Georgetown	Washington, D.C.			6,500	5,320	—	5,178	6,500	10,498	16,998	2,137	1981	3/8/1996	40
Crowne Plaza Madison	Madison	WI	(2)	2,629	21,634	(0)	1,748	2,629	23,382	26,011	4,106	1987	8/3/1998	40
Crowne Plaza Phoenix	Phoenix	AZ		1,852	15,957	(1,852)	(15,957)	—	—	—	—	1981	8/3/1998	40
Courtyard by Marriott Century City	Century City	CA		2,165	16,465	(2,165)	(16,465)	—	—	—	—	1986	8/3/1998	40
Crowne Plaza San Jose	San Jose	CA		2,130	23,404	(2,130)	(23,404)	—	—	—	—	1975	8/3/1998	20
Hilton Monterey	Monterey	CA		2,141	17,666	(2,141)	(17,666)	—	—	—	—	1971	8/3/1998	20
Marina Hotel San Pedro	San Pedro	CA		640	6,047	(640)	(6,047)	—	—	—	—	1989	1/28/1997	40
Doubletree Hotel Bradley International Airport	Windsor Locks	CT		1,013	10,228	(1,013)	(10,228)	—	—	—	—	1985	11/24/1997	40
Hilton Hartford	Hartford	CT		4,073	24,458	(4,073)	(24,458)	—	—	—	—	1975	5/21/1998	40
Ramada Plaza Meriden	Meriden	CT		1,247	10,057	(1,247)	(10,057)	—	—	—	—	1985	8/3/1998	40
Ramada Plaza Shelton	Shelton	CT		2,040	16,235	(2,040)	(16,235)	—	—	—	—	1989	8/3/1998	40
Howard Johnson Resort Key Largo	Key Largo	FL		1,784	12,419	(1,784)	(12,419)	—	—	—	—	1971	8/3/1998	40
Radisson Beach Resort Marco Island	Marco Island	FL		7,120	35,300	(7,120)	(35,300)	—	—	—	—	1983	10/1/1998	40
Safety Harbor Resort and Spa	Safety Harbor	FL		732	19,618	(732)	(19,618)	—	—	—	—	1926	5/31/2000	40
Marietta Garden Hotel	Marietta	GA		1,900	17,077	(1,900)	(17,077)	—	—	—	—	1985	8/3/1998	40

				Initial cost to Company		Costs subsequent to acquisition		Gross amount at end of year
Description	City	State	Encum- brances	Land	Building and Improve- ments	Land	Building and Improve- ments	Land	Building and Improve- ments	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Life
Park Plaza Arlington Heights	Arlington Heights	IL		1,540	12,645	(1,540)	(12,645)	—	—	—	—	1981	8/3/1998	40
Holiday Inn Kansas City Sports Complex	Kansas City	MO		420	4,742	(420)	(4,742)	—	—	—	—	1975	4/30/1997	40
Hilton Hotel Durham	Durham	NC		1,586	15,577	(1,586)	(15,577)	—	—	—	—	1987	8/3/1998	20
Westin Morristown New Jersey	Morristown	NJ		2,500	19,128	(2,500)	(19,128)	—	—	—	—	1962	11/20/1997	40
Doubletree Albuquerque	Albuquerque	NM		2,700	15,075	(2,700)	(15,075)	—	—	—	—	1975	1/31/1997	40
Hilton Toledo	Toledo	OH		—	11,708	—	(11,708)	—	—	—	—	1987	8/3/1998	40
Holiday Inn Select Bucks County	Bucks County	PA		2,610	21,744	(2,610)	(21,744)	—	—	—	—	1987	8/3/1998	40
Hilton Austin	Austin	TX		2,700	15,852	(2,700)	(15,852)	—	—	—	—	1974	1/6/1998	40
Hilton Midland	Midland	TX		150	8,487	(150)	(8,487)	—	—	—	—	1976	1/6/1998	40
Holiday Inn Dallas DFW Airport South	Dallas	TX		3,388	28,847	(3,388)	(28,847)	—	—	—	—	1974	8/3/1998	40
Holiday Inn Select Dallas DFW Airport West	Dallas	TX		947	8,346	(947)	(8,346)	—	—	—	—	1974	8/3/1998	40
Sheraton Dallas Brookhollow	Dallas	TX		1,300	17,268	(1,300)	(17,268)	—	—	—	—	1974	4/1/1997	40
Sheraton Houston Brookhollow	Houston	TX		2,500	17,609	(2,500)	(17,609)	—	—	—	—	1980	1/6/1998	40
Wyndham San Jose Airport Hotel, TX	San Jose	TX		—	35,743	—	(35,743)	—	—	—	—	1974	8/3/1998	40
Hilton Salt lake City Airport	Salt Lake City	UT		770	12,828	(770)	(12,828)	0	0	0	0	1980	3/3/1995	40
Holiday Inn Madison	Madison	WI		4,143	6,692	(4,143)	(6,692)	—	—	—	—	1965	1/11/1999	20
Ramada Vancouver Centre, Vancouver, BC, Canada	Vancouver, BC	Canada		4,400	7,840	(4,400)	(7,840)	—	—	—	—	1968	4/1/1997	40
Sheraton Guildford	Guildford, BC	Canada		2,366	24,008	(2,366)	(24,008)	—	—	—	—	1992	4/1/1997	40
MHOP Corproate				—	—	—	5,584	—	5,584	5,584	4,757

				$293,811	$2,120,747	$(73,228)	$(378,594)	$220,583	$1,742,153	$1,962,736	$286,548

(1)	These properties secure the Secured Facility due 2006 which, as of December 31, 2005, had an outstanding balance of $13,127,943.
(2)	These properties secure the Secured Facility due 2010 which, as of December 31, 2005, had an outstanding balance of $303,217,132.
(3)	These properties secure the Secured Facility due 2013 which, as of December 31, 2005, had an outstanding balance of $97,694,416.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2005

(in thousands)

The components of our property and equipment are as follows:

	Property and Equipment	Accumulated Depreciation
Land	$220,583	$—
Building and improvements	1,742,153	286,548
Furniture, fixtures and equipment	311,898	201,067
Construction-in-progress	158,383	—

Total property and equipment	$2,433,017	$487,615

Classification on balance sheet:
Property and equipment	$2,342,832	$478,315
Assets held for sale	90,185	9,300

	$2,433,017	$487,615

A reconciliation of our property and equipment and related accumulated depreciation is as follows:

	2005	2004	2003
Property and equipment
Balance, beginning of period	$2,581,720	$2,534,077	$3,020,909
Improvements and construction in-progress	222,132	133,953	36,190
Asset acquisitions	—	185,013	—
Effect of exchange rate differences	—	275	8,520
Loss on asset impairments	(129,189)	(12,337)	(295,037)
Write off due to hurricane damage	(11,325)	(87,024)	—
Accumulated depreciation reclass related to asset impairments	(78,967)	(5,362)	(117,394)
Cost of property and equipment sold	(151,354)	(166,875)	(119,111)

Balance, end of period	2,433,017	2,581,720	2,534,077

Accumulated depreciation
Balance, beginning of period	506,632	447,188	460,972
Additions-depreciation expense	88,769	95,338	105,657
Effect of exchange rate differences	—	—	3,354
Write off due to hurricane damage	(1,716)	(21,538)	—
Cost of property and equipment sold	(27,103)	(8,994)	(5,401)
Accumulated depreciation reclass related to asset impairments	(78,967)	(5,362)	(117,394)

Balance, end of period	487,615	506,632	447,188

Net property and equipment, end of period	$1,945,402	$2,075,088	$2,086,889

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a—15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a—15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to MeriStar Hospitality’s 2006 Annual Stockholder Meeting proxy statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2006 Annual Stockholder Meeting proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2006 Annual Stockholder Meeting proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2006 Annual Stockholder Meeting proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to MeriStar Hospitality’s 2006 Annual Stockholder Meeting proxy statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements

The Independent Auditors’ Report and Consolidated Financial Statements are provided under Item 8.

2. Financial Statement Schedules

Schedule III, Real Estate and Accumulated Depreciation as of December 31, 2005 is provided under Item 8. No other schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto, which are provided in Item 8 of this Annual Report on Form 10-K.

3. Exhibits

See Index on pages 104 through 109 of this Annual Report on Form 10-K.

INDEX TO EXHIBITS—MERISTAR HOSPITALITY OPERATING PARTNERSHIP

FILE NO. 333-63768

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit No.	Description of Document
1.1	Underwriting Agreement, dated September 24, 2003, by and among MeriStar Hospitality, Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K, and filed with the Commission on October 1, 2003).

3.1	Certificate of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.2	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.3	Certificate of Incorporation of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.4	By-Laws of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.5	Certificate of Incorporation of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.6	By-Laws of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.7	Certificate of Incorporation of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.8	By-Laws of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.7 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to MeriStar Hospitality’s Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 3, 1996).

4.1.2	Indenture; dated as of July 1, 2003; by and among the registrant, MeriStar Hospitality Operating Partnership, L.P., the guarantors party thereto and U.S. Bank Trust National Association; as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

Exhibit No.	Description of Document
4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.7	Officer’s Certificate establishing the terms of the registrant’s 9.50% Convertible Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to MeriStar Hospitality’s current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

Exhibit No.	Description of Document
4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.4.3	Third Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to MeriStar Hospitality’s annual report Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.2	Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit No.	Description of Document
4.7.2	Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.8	Letter agreement dated November 11, 2003 relating to exhibits (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and filed with the Commission on November 12, 2003).

4.9	Letter agreement dated December 23, 2003 relating to exhibits (incorporated by reference to Exhibit 4.9 to MeriStar Hospitality’s current report on Form 8-K, and filed with the Commission on December 23, 2003).

10.1	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

10.2	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

10.3*	MeriStar Hospitality Corporation Incentive Plan (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

10.3.1*	Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.3.2*	Second Amendment to the MeriStar Hospitality Corporation Incentive Plan (incorporated by reference to Exhibit 10.4.2 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission on May 10, 2004).

10.4*	MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.2 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

10.4.1*	Amendment to the Directors’ Plan (incorporated by reference to Exhibit 10.8.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.4.2*	Non-Employee Directors’ Incentive Plan, as amended on May 26, 2005 (incorporated by reference to Exhibit 10.5.2 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, and filed with the Commission on August 5, 2005).

10.5*	Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, and filed with the Commission on May 12, 2000).

10.6*	Amended and Restated MeriStar Hospitality Corporation Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.3.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2003, and filed with the Commission on March 15, 2004).

Exhibit No.	Description of Document
10.7*	Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).

10.8*	Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

10.8.1*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10.1 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and filed with the Commission on August 6, 2004).

10.9	Senior Secured Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P. and SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.7 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).

10.10*	Separation Agreement, effective November 1, 2002, between MeriStar Hospitality Corporation (including MeriStar Hospitality Operating Partnership, L.P.) and John Emery (incorporated by reference to Exhibit 10.16 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.11*	Employment Agreement, effective December 2, 2002, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and Donald D. Olinger (incorporated by reference to Exhibit 10.17 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.12*	Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective November 20, 2002 (incorporated by reference to Exhibit 10.18 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.13*	Second Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective April 22, 2003 (incorporated by reference to Exhibit 10.19 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.14*	Executive Employment Agreement, effective February 17, 2003, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.20 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.15*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Bruce G. Wiles (incorporated by reference to Exhibit 10.18 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005).

10.16*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.19 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005).

Exhibit No.	Description of Document
10.17*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Donald D. Olinger (incorporated by reference to Exhibit 10.20 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005).

10.18*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell (incorporated by reference to Exhibit 10.21 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, and filed with the Commission on August 5, 2005).

10.19	Loan Agreement, dated as of September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders (incorporated by reference to Exhibit 10.22 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

10.20	Mezzanine Loan Agreement, dated September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders (incorporated by reference to Exhibit 10.23 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

10.21	Loan Agreement, dated as of September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders (incorporated by reference to Exhibit 10.24 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

10.22	Amended and Restated Senior Secured Credit Agreement, dated August 1, 2005, between subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers, Inc. and various of its affiliates (incorporated by reference to Exhibit 10.25 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

12	Ratio of Earnings to Fixed Charges.**

13	Financial Statements of MeriStar Hospitality Corporation as of December 31, 2005, 2004 and 2003.**

21	Subsidiaries of MeriStar Hospitality Operating Partnership, L.P.**

23	Consent of KPMG LLP.**

24	Power of Attorney (see Signatures pages).***

31.1	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer. **

31.2	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer. **

32.1	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer. **

32.2	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer. **

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.
MERISTAR HOSPITALITY FINANCE CORP.
MERISTAR HOSPITALITY FINANCE CORP. II
MERISTAR HOSPITALITY FINANCE CORP. III

BY:	MERISTAR HOSPITALITY CORPORATION, ITS GENERAL PARTNER

BY:	/s/ PAUL W. WHETSELL
Paul W. Whetsell Chief Executive Officer and Chairman of the Board

Dated: March 14, 2006

KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Paul W. Whetsell, Bruce G. Wiles, Donald D. Olinger and Jerome J. Kraisinger, such person’s true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities to sign any and all amendments to this report filed pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, and to file the same with all exhibits thereto, and the other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and things requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report and the foregoing Power of Attorney have been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PAUL W. WHETSELL Paul W. Whetsell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) of MeriStar Hospitality Corporation	March 14, 2006

/S/ BRUCE G. WILES Bruce G. Wiles	President, Chief Operating Officer and Director of MeriStar Hospitality Corporation	March 13, 2006

/S/ DONALD D. OLINGER Donald D. Olinger	Executive Vice President and Chief Financial Officer of MeriStar Hospitality Corporation	March 15, 2006

/S/ BRENDAN J. KEATING Brendan J. Keating	Senior Vice President, Chief Accounting Officer and Corporate Controller of MeriStar Hospitality Corporation	March 15, 2006

Signature	Title	Date

/S/ J. TAYLOR CRANDALL J. Taylor Crandall	Director	March 13, 2006

/S/ JAMES F. DANNHAUSER James F. Dannhauser	Director	March 13, 2006

/S/ WILLIAM S. JANES William S. Janes	Director	March 13, 2006

/S/ H. CABOT LODGE III H. Cabot Lodge III	Director	March 10, 2006

/S/ D. ELLEN SHUMAN D. Ellen Shuman	Director	March 9, 2006

/S/ JAMES R. WORMS James R. Worms	Director	March 10, 2006

/S/ PAUL J. KLAASSEN Paul J. Klaassen	Director	March 10, 2006