Form 10-K/A
period 2005-12-31
MERISTAR HOSPITALITY FINANCE CORP; MERISTAR HOSPITALITY OPERATING PARTNERSHIP LP; MERISTAR HOSPITALITY FINANCE CORP II; MERISTAR HOSPITALITY FINANCE CORP III
filed 2006-04-28
CIK 1142257, 1142258, 1169638, 1169640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-63768

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P.	MERISTAR HOSPITALITY FINANCE CORP
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

75-2648837	52-2321015
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

MERISTAR HOSPITALITY FINANCE CORP II	MERISTAR HOSPITALITY FINANCE CORP III
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)

73-1658708	46-0467463
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 as filed on March 16, 2006 (the “Annual Report”) to complete Items 10 through 14, inclusive. This Amendment amends and restates in their entirety only Part III, Items 10 through 14, and Part IV, Item 15, which includes new Exhibits. It does not affect any other Items in our Annual Report, and those unaffected Items or Exhibits are not included in this Amendment.

This Amendment should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of our original Annual Report.

The executive officer and director information contained in this Amendment consists of information regarding the executive officers and directors of our parent and general partner, MeriStar Hospitality Corporation (“MeriStar Hospitality”). We do not have separate officers and directors.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions with MeriStar Hospitality Corporation (“MeriStar Hospitality”) of the persons who served as MeriStar Hospitality’s directors and executive officers as of December 31, 2005:

Directors and Executive Officers	Age	Position
Paul W. Whetsell	55	Chairman of the Board & Chief Executive Officer
Bruce G. Wiles	54	President, Chief Operating Officer & Director
J. Taylor Crandall	52	Director
James F. Dannhauser	53	Director
William S. Janes	53	Director
Paul J. Klaassen	46	Director
H. Cabot Lodge III	50	Director
D. Ellen Shuman	54	Director
James R. Worms	60	Director
Donald D. Olinger	47	Executive Vice President & Chief Financial Officer
Jerome J. Kraisinger	49	Executive Vice President, General Counsel & Secretary
Brendan J. Keating	42	Senior Vice President, Chief Accounting Officer & Corporate Controller
Kevin J. Welch	41	Senior Vice President & Treasurer

Paul W. Whetsell has been Chairman of the Board of Directors and Chief Executive Officer of MeriStar Hospitality since August 1998, and his current term expires at the 2007 Annual Meeting of Stockholders. Mr. Whetsell has also been the Chairman of the Board of Directors of Interstate Hotels & Resorts, Inc. (“Interstate”), since August 1998. In addition, Mr. Whetsell was the Chief Executive Officer of Interstate from August 1998, until March 31, 2004. Prior to August 1998, Mr. Whetsell had been the Chairman of the Board of Directors of CapStar Hotel Company, one of MeriStar Hospitality’s predecessors, since 1996, and had served as President and Chief Executive Officer of CapStar Hotel Company since its founding in 1987.

Bruce G. Wiles has been a director of MeriStar Hospitality since August 1998, and his current term expires at the 2008 Annual Meeting of Stockholders. He has been the President and Chief Operating Officer of MeriStar Hospitality since November 2002, having served as Chief Investment Officer from August 1998 until that time. Mr. Wiles was also President of MeriStar Hospitality during much of the period from August 1998 until October 2001. From October 2001 until November 2002, Mr. Wiles was also Chief Investment Officer of Interstate, the manager of most of our hotels. Mr. Wiles was an Executive Vice President of American General Hospitality Corporation, a predecessor of MeriStar Hospitality, from April 1996 until August 1998. From 1989 to August 1998, Mr. Wiles served as an Executive Vice President of American General Hospitality, Inc., where he was responsible for acquisition and development activities.

J. Taylor Crandall has been a director of MeriStar Hospitality since January 2002, and his current term expires at the 2006 Annual Meeting of Stockholders. Mr. Crandall is currently a Managing Partner of Oak Hill Capital Management, Inc. and also serves on the Board of Advisors of Oak Hill Strategic Partners, L.P. Mr. Crandall is also the Chief Operating Officer of Keystone, Inc., which he joined in 1986 as Chief Financial Officer. Prior to his affiliation with Keystone, Mr. Crandall was a Vice President with The First National Bank of Boston, where he managed a leveraged buy-out group and the bank’s Dallas energy office. Mr. Crandall is also a director of American Skiing Company, Cystic Fibrosis Foundation, Genpact, IPWireless, Inc., Lucile Packard Foundation, U.S. Ski & Snowboard Team Foundation, and Wide Open West. Until October 22, 2003, Mr. Crandall was also a member of Interstate’s Board of Directors.

James F. Dannhauser has been a director of MeriStar Hospitality since August 1998, and his current term expires at the 2008 Annual Meeting of Stockholders. Mr. Dannhauser was the Chief Financial Officer of Six Flags, Inc., (NYSE: PKS) an owner and operator of theme and water parks, from October 1995 to April 1, 2006. He was also a member of the Board of Directors of Six Flags from December 1992 to December 2005. From 1990 through June 1996, Mr. Dannhauser was a managing director of Lepercq, de Neuflize & Co. Incorporated, an investment banking firm. Mr. Dannhauser is a member of the Board of Directors of Lepercq.

William S. Janes has been a director of MeriStar Hospitality since August 1998, and his current term expires at the 2006 Annual Meeting of Stockholders. Mr. Janes currently serves as Managing Partner of Oak Hill Realty, L.L.C., overseeing the real estate investments of Oak Hill Realty, Keystone, and other related entities. Prior to joining Oak Hill Realty, Mr. Janes was at RMB Realty, the predecessor of Oak Hill Realty, and Lincoln Property Company. He is a member of the boards of American Skiing Company, Oak Hill REIT Management, First Atlantic, L.L.C., and Bowdoin College. In addition, he has previously served on the boards of Max/FW, L.L.C., Max/FW Management, L.L.C., Brazos Asset Management, Inc., The Mendik Company, Paragon Group, CapStar Hotel Company, Carr Real Estate Services, Inc., and Brazos Fund., L.P.

Paul J. Klaassen has been a director of MeriStar Hospitality since July of 2004, and his current term expires at the 2008 Annual Meeting of Stockholders. Mr. Klaassen has served as Chairman and Chief Executive Officer of Sunrise Senior Living, Inc. (NYSE: SRZ), since he founded the organization with his wife, Terry, in 1981. Known for its award-winning architecture and resident-centered services, Sunrise communities provide a full range of personalized senior living services. Mr. Klaassen founded the industry trade association, ALFA (Assisted Living Federation of America) in 1990 and served as its Chairman until 1994. Mr. Klaassen serves as a director of the United States Chamber of Commerce, The Ethics and Public Policy Center, The Trinity Forum and on the Advisory Committee for the Department of Health Care Policy at Harvard University Medical School. Mr. Klaassen also serves as a director of the Netherland-America Foundation.

H. Cabot Lodge III has been a director of MeriStar Hospitality since August 1998, and his current term expires at the 2006 Annual Meeting of Stockholders. Mr. Lodge has served as a Managing Director of ARC Global Partners LLC, an international real estate merchant bank, since March 2006. Prior to joining ARC Global Partners, Mr. Lodge was an Executive Vice President of iStar Financial, Inc. At iStar Financial, Mr. Lodge was primarily responsibility for jointly overseeing the company’s corporate loan and tenant lease investment activity. Mr. Lodge was also a founder and a principal of ACRE Partners LLC, a privately held firm focused on providing public and private corporations with highly structured, value-added financing for their corporate real estate facilities. ACRE Partners merged with iStar Financial in March, 2000, and Mr. Lodge served as a director until 2003.

D. Ellen Shuman has been a director of MeriStar Hospitality since March 2001, and her current term expires at the 2007 Annual Meeting of Stockholders. Since January 1999, Ms. Shuman has been Vice President and Chief Investment Officer of Carnegie Corporation of New York, a charitable organization. Prior to January 1999, Ms. Shuman served as Director of Investments at Yale University. Ms. Shuman is a director of General American Investors (GAM), a Trustee of Bowdoin College, a Board member of The Investment Fund for Foundations (TIFF), a member of the New York Stock Exchange Pension Advisory Committee, and an investment advisor to the Edna McConnell Clark Foundation.

James R. Worms has been a director of MeriStar Hospitality since August 1998, and his current term expires at the 2007 Annual Meeting of Stockholders. Mr. Worms has served since August 1995 as a founder and President of Paladin Realty Partners LLC (formerly William E. Simon & Sons Realty) an institutional real estate advisory firm. Since February 2005, he has served as Chief Executive Officer of Paladin Realty Income Properties, Inc., a non-listed REIT, and President of its advisor, Paladin Realty Advisors LLC. Mr. Worms had also been a Managing Director of William E. Simon & Sons LLC, a private investment firm and merchant bank. Prior to joining William E. Simon & Sons, Mr. Worms was employed in various capacities by Salomon Brothers Inc., an international investment banking firm, where he focused on the real estate and lodging industries.

Donald D. Olinger has been MeriStar Hospitality’s Executive Vice President and Chief Financial Officer since December 2002. During the nine years prior to his joining MeriStar Hospitality, Mr. Olinger served in various capacities at Host Marriott Corporation, a major hotel real estate investment trust, culminating in the role of Senior Vice President and Corporate Controller. Previously, he was with the accounting firm Deloitte & Touche, LLP. Mr. Olinger is a certified public accountant. He is a member of the board of directors of the National Association of Real Estate Companies and chairs the Financial Accounting Standards Committee thereof. Mr. Olinger is a member of the Advisory Board of the McIntire School of Commerce at the University of Virginia. He has also served on the Best Financial Practices Council for the National Association of Real Estate Investment Trusts (NAREIT).

Jerome J. Kraisinger has been MeriStar Hospitality’s Executive Vice President, General Counsel, and Secretary since February 2003. Prior to joining MeriStar Hospitality, he was an Assistant General Counsel and an Assistant Secretary of Host Marriott Corporation. Mr. Kraisinger began his career with Host Marriott, then known as Marriott Corporation, in 1986, where he played a significant role in the company’s Law Department. Before joining Host Marriott, Mr. Kraisinger was in private practice with the law firm of Holland & Knight in Tampa, Florida. Mr. Kraisinger has been admitted to practice in Maryland, Florida, and the District of Columbia. He served as a member of the board of directors of ProRiver, Inc., the owner of a regional restaurant chain, until its acquisition in 2000 by Dave’s of America, Inc.

Brendan J. Keating has been MeriStar Hospitality’s Senior Vice President, Corporate Controller and Chief Accounting Officer since May 2003. Prior to joining MeriStar Hospitality, Mr. Keating served in various capacities at LCI International, Inc., until its acquisition by Qwest in June 1998, when Mr. Keating became Assistant Controller–International of Qwest. While at Qwest, Mr. Keating played a significant role in establishing the Netherlands based joint venture between Qwest and KPN Telecom, KPNQwest, N.V., where he was later named Senior Vice President–Finance. Prior to his eight years of experience in the telecommunications industry, Mr. Keating was with the public accounting firm PricewaterhouseCoopers LLP.

Kevin J. Welch has been MeriStar Hospitality’s Senior Vice President and Treasurer since December 2004. Prior to joining MeriStar Hospitality, Mr. Welch served as CFO of Landmat International, a privately held applications developer until the company was sold in October 2004. Before joining Landmat, Mr. Welch served in various capacities at LCI International, Inc., until its acquisition by Qwest in June 1998. While at Qwest, Mr. Welch held various positions including Vice President of Investor Relations and Vice President, Finance–Assistant Treasurer. As Assistant Treasurer, Mr. Welch played a significant role in the renegotiation and restructuring of a significant portion of Qwest’s public debt. Prior to his 14 years of experience in the telecommunications industry, Mr. Welch was a field engineer with Schlumberger.

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of three members. The current members of the Audit Committee are Messrs. Dannhauser and Lodge and Ms. Shuman. Each of the members of the Audit Committee is an Independent Director. Mr. Dannhauser is chair of this committee. The Board of Directors has determined that Mr. Dannhauser is qualified to serve as an “audit committee financial expert” as such term is defined by the SEC in Item 401(h) of Regulation S-K. The Board of Directors made a qualitative assessment of Mr. Dannhauser’s level of knowledge and experience based on a number of factors, including his experience as Chief Financial Officer of Six Flags, Inc., from October 1995 to April 1, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires directors and executive officers of MeriStar Hospitality, and persons who own more than 10% of the issued and outstanding shares of MeriStar Hospitality’s Common Stock, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission (“SEC”). Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish MeriStar Hospitality copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to MeriStar Hospitality or representations by reporting persons, MeriStar Hospitality believes that all Section 16 (a) filing requirements for the year ended December 31, 2005, applicable to its officers, directors and greater than 10% stockholders were satisfied, except that Messrs. Whetsell and Worms each had one late Form 4 filing consisting of two transactions and Messrs. Keating and Kraisinger each had one late Form 4 filing consisting of one transaction.

Code of Ethics

MeriStar Hospitality has adopted a code of ethics to which MeriStar Hospitality’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Treasurer, and Controller are subject. A copy of MeriStar Hospitality’s Code of Ethics for its Principal Executive Officer and Senior Financial Officers is available in the Investor Relations section of MeriStar Hospitality’s website at http://www.meristar.com. We and MeriStar Hospitality intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on its website.

ITEM 11. EXECUTIVE COMPENSATION

The following Executive Compensation Table sets forth a summary of the aggregate compensation paid by MeriStar Hospitality to each of the Named Executive Officers for services rendered in all capacities to MeriStar Hospitality for 2005, 2004 and 2003.

		Annual Compensation					Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus		Other Annual Compen- sation (c)	Restricted Stock Awards (d)			Securities Underlying Options		LTIP Payouts (e)		All Other Compen- sation
Paul W. Whetsell (a) Chief Executive Officer and Chairman of the Board	2005 2004 2003	$635,000 635,000 285,000		$1,381,125 1,080,492 200,000	(b) (b)	$72,086 74,354 38,633	$	— 870,000 520,000	(f) (f)	$	— — —	$	— 3,553,950 —	$	— — —

Bruce G. Wiles President, Chief Operating Officer and Director	2005 2004 2003	424,360 412,000 400,000		732,021 445,701 175,000	(b) (b)	28,700 — —		— — —			— — —		303,125 100,000 —		— — —

Donald D. Olinger Executive Vice President and Chief Financial Officer	2005 2004 2003	344,793 334,750 325,000		594,767 362,133 175,000	(b) (b)	— — —		— 290,000 83,200	(g) (g)		— — —		— — —		— — —

Jerome J. Kraisinger Executive Vice President, General Counsel and Secretary	2005 2004 2003	250,000 216,300 183,750	(i)	328,125 188,797 95,000	(b) (b)	— — —		— 119,600 51,900	(h) (h)		— — 50,000		— — —		— — —	(j) (j)

(a)	Mr. Whetsell was also an officer of Interstate until March 31, 2004, and he remains on the Board of Directors of Interstate as its non-executive Chairman.

(b)	One-third of the 2005 and 2004 bonus was paid in the form of MeriStar Hospitality’s Common Stock. The number of shares granted was determined based upon the closing price of a share of Common Stock on the New York Stock Exchange of $9.80 as of February 10, 2006 and $7.63 on March 8, 2005.
(c)	Mr. Whetsell’s other annual compensation expense in 2004 and 2005 is comprised of universal life insurance premiums of $26,500, other insurance costs and automobile expense; and in 2003 is comprised of universal life insurance premiums of $13,250, other insurance costs and automobile expense. Mr. Wiles’ other annual compensation expense is comprised of automobile expense.
(d)	Dividends, to the extent payable on MeriStar Hospitality’s Common Stock, will be paid on all Restricted Stock Awards.
(e)	Represents cash paid for the surrender of POPs.
(f)	In May 2004 and 2003, the Compensation Committee approved the grant of 150,000 and 125,000, respectively, shares of restricted stock. The market value is equal to the closing price of a share of Common Stock on the New York Stock Exchange on May 1, 2004 and May 1, 2003 of $5.80 and $4.16, respectively, multiplied by the number of shares granted on that date.
(g)	In May 2004 and 2003, the Compensation Committee approved the grant of 50,000 and 20,000, respectively, shares of restricted stock. The market value is equal to the closing price of a share of Common Stock on the New York Stock Exchange on May 1, 2004 and May 1, 2003 of $5.80 and $4.16, respectively, multiplied by the number of shares granted on that date.
(h)	In July 2004, the Compensation Committee approved the grant of 20,000 shares of restricted stock. The market value is equal to the closing price of a share of Common Stock on the New York Stock Exchange on July 22, 2004 of $5.98 multiplied by the number of shares granted on that date. Pursuant to the terms of Mr. Kraisinger’s employment agreement, he was awarded 15,000 shares of restricted stock upon his commencement of employment. The market value is equal to the closing price of a share of Common Stock on the New York Stock Exchange on February 17, 2003 of $3.46 multiplied by the number of shares granted on that date.
(i)	Represents partial year compensation.
(j)	Mr. Kraisinger participates in MeriStar Hospitality’s Employee Stock Purchase Plan (“ESPP”), whereby employees may purchase MeriStar Hospitality stock at a discount to the market of 15%. Mr. Kraisinger purchased $3,958 and $17,304 of MeriStar Hospitality stock through the ESPP during the years ended December 31, 2005 and 2004, respectively.

Stock Option Grants

No stock options were granted by MeriStar Hospitality to the Named Executive Officers during the year ended December 31, 2005.

Stock Option Valuations

The following table sets forth certain information with respect to the 2005 year-end values of unexercised options of MeriStar Hospitality held by the Named Executive Officers as of December 31, 2005.

Name	Number of Securities Underlying Unexercised Options at December 31, 2005 Exercisable /Unexercisable	Value of Unexercised In- the-Money Options at December 31, 2005 Exercisable /Unexercisable
Paul W. Whetsell	0 / 0	$0 / 0
Bruce G. Wiles	100,000 / 0	198,000 /0
Donald D. Olinger	100,000 / 0	198,000 / 0
Jerome J. Kraisinger	33,334 / 16,666	198,004 / 98,996

No options were exercised by the Named Executive Officers during the year ended December 31, 2005.

Long-Term Incentive Awards

No long-term incentive stock awards were granted to the Named Executive Officers during the year ended December 31, 2005.

Non-Qualified Deferred Compensation Plan

On July 14, 2004, the Board of Directors authorized MeriStar Hospitality to create a non-qualified deferred compensation plan (the “Deferred Plan”) to provide MeriStar Hospitality’s senior executives with an opportunity to defer income beyond the statutory limit of MeriStar Hospitality’s 401(k) plan, receive matching benefits on par with the 401(k) plan, and defer all forms of income, including salary, bonus, and certain stock grants. Prior to the creation of the Deferred Plan, executives having combined salary and bonus in excess of $205,000 were limited in their ability to contribute the requisite 6% of income that is eligible for a match through the 401(k) plan. In addition, there existed no opportunity for senior executives to defer either bonus or equity compensation.

The purpose of the Deferred Plan is to both attract and retain highly qualified senior executives by providing a pre-tax investment opportunity that is widely available. The Deferred Plan provides executives otherwise subject to IRS qualified plan limitations an opportunity to take advantage of the same matching terms available to all employees under the qualified 401 (k) plan. In order to take advantage of the match a participant must first maximize participation in the qualified plan.

The Deferred Plan is designed to provide eligible participants with an opportunity to supplement their retirement income through the deferral of pre-tax income. In addition, the Deferred Plan will offer certain eligible participants (specifically, those who, for any given year, receive compensation which is in excess of the statutory annual limit on recognizable compensation under 401(k) plans—i.e., $220,000 for 2006—and who elect to contribute the maximum permissible amount to MeriStar Hospitality’s 401(k) plan for the year) the opportunity to receive “make-whole” matching employer contributions under the Deferred Plan in order to make the participants whole for amounts the participants lose under the matching contribution feature of MeriStar Hospitality’s 401(k) plan, because of the statutory annual limit on recognizable compensation under the 401(k) plan. Amounts so deferred by participants or contributed on behalf of participants are credited with deemed investment earnings and losses, based on the participant’s choice of deemed investment options.

In addition to the right to defer pre-tax income into the Deferred Plan and to possibly receive “make-whole” matching contribution credits, certain participants may also be given the opportunity to convert their equity interests in MeriStar Hospitality’s Common Stock (in the form of unvested restricted stock under the Incentive Plan) to a credit under the Deferred Plan. Any equity interest which is converted into a credit under the Deferred Plan shall be credited with deemed investment earnings and losses on deemed MeriStar Hospitality Common Stock.

The Deferred Plan is a non-qualified deferred compensation plan. It is not qualified for favorable tax treatment under Section 401(a) of the Internal Revenue Code. Amounts properly deferred under the Deferred Plan are not currently taxable to the participant. Compensation deferrals, MeriStar Hospitality “make-whole” matching contribution credits, equity conversion contributions credits and earnings and losses thereon are taxable to the participant, as ordinary income, only when such amounts are actually paid to the participant. However, amounts deferred under the Deferred Plan are subject to FICA and Medicare taxes at the time they are deferred (or, if later, at the time they become vested). MeriStar Hospitality receives no tax deduction for amounts credited to participants under the Deferred Plan until such amounts are actually paid to the participant or his or her beneficiary. The Deferred Plan is a “top-hat” plan within the meaning of ERISA and, thus, is exempt from the coverage, funding, reporting, fiduciary duty, and other substantive provisions of ERISA. Claims under the Deferred Plan are, however, subject to enforcement pursuant to the enforcement provisions of ERISA.

Participation in the Deferred Plan is limited to members of the Board of Directors and a select group of MeriStar Hospitality management and highly compensated employees of MeriStar Hospitality. Initially, this latter group consisted of employees holding the title of Vice President or higher. Participation in the Deferred Plan is voluntary. An individual shall cease to be eligible to participate actively in the Deferred Plan upon his or her termination of employment (or, for non-employee directors who participate, upon his or her cessation of Board membership) or, if earlier, the date he or she ceases to be classified as an eligible individual.

Benefits provided under the Deferred Plan are general unsecured obligations of MeriStar Hospitality. MeriStar Hospitality has established a rabbi trust to provide the benefits due under the

Deferred Plan (other than benefits payable in MeriStar Hospitality Common Stock); however, the assets of the rabbi trust remain subject to the claims of MeriStar Hospitality’s creditors if MeriStar Hospitality were to become insolvent, be unable to pay its debts when due, or go into bankruptcy.

The Deferred Plan reduces any matching to the extent that an employee receives a match through MeriStar Hospitality’s 401(k) plan. Matching on the overflow deferral is determined on the combined amount of base salary and bonus deferred by the employee. Equity deferral is not eligible for a matching contribution.

The Deferred Plan has no fixed expiration or termination date, but MeriStar Hospitality may terminate the Deferred Plan at any time. In addition, MeriStar Hospitality may suspend the Deferred Plan at any time, or may terminate MeriStar Hospitality’s obligation to make further credits to participants’ accounts. If MeriStar Hospitality suspends the Deferred Plan, all aspects of the Deferred Plan (including payments under the Deferred Plan) will continue during the period of suspension, other than deferrals and contributions to the Deferred Plan. If the Deferred Plan is terminated, no one who had not previously become a participant in the Deferred Plan would become a participant, and, if so permitted under applicable law, the value of participants’ and beneficiaries’ interests in the Deferred Plan (after deduction of estimated expenses of liquidation) will be paid to them as soon as practicable after such termination. If, at the time of any Deferred Plan termination, applicable law does not permit the immediate distribution of Deferred Plan interests, Deferred Plan interests will instead be made only after such interests become otherwise due under the terms of the Deferred Plan. The Deferred Plan will terminate automatically upon the dissolution of MeriStar Hospitality or upon the merger into or consolidation of MeriStar Hospitality with another business, unless the corporation surviving such merger or consolidation specifically adopts and agrees to continue the Deferred Plan.

COMPENSATION OF DIRECTORS

There are currently seven Independent Directors on MeriStar Hospitality’s Board of Directors. Independent Directors of MeriStar Hospitality are compensated pursuant to the Directors Plan, which is described below. Independent Directors of MeriStar Hospitality will be paid an annual fee of $30,000. Each member of the Audit Committee will receive an additional annual fee of $2,500. Chairmen of Board committees receive additional annual fees in the following amounts: Audit - $5,000; Compensation - $2,500; Investment - $2,500; and Nominating & Governance - $2,500. In addition, each Independent Director will be paid $1,250 for attendance at each meeting of the Board of Directors, $1,000 for attendance at each meeting of a committee of the Board of Directors of which such director is a member and $500 for each telephonic meeting of the Board of Directors or a committee thereof of which such director is a member. Directors who are employees of MeriStar Hospitality will not receive any fees for their service on the Board of Directors or a committee thereof. MeriStar Hospitality will reimburse directors for their out-of-pocket expenses in connection with their service on the Board of Directors.

Non-Employee Directors’ Incentive Plan

The purpose of the MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors Plan”) is to attract experienced and knowledgeable persons to serve as outside directors to MeriStar Hospitality.

Stock and Option Awards

Pursuant to the Directors Plan, each Independent Director is awarded an option to purchase 7,500 shares of MeriStar Hospitality Common Stock upon initial commencement of service as a director, whether by appointment or election. Additionally, each Independent Director receives an annual grant of MeriStar Hospitality Common Stock having a value of $20,000 in the aggregate at the time of grant.

Common Stock in Lieu of Fees

Independent Directors may elect to receive all or a portion of their annual retainer in shares of MeriStar Hospitality Common Stock rather than cash. Unless an Independent Director elects otherwise, fees paid in shares of MeriStar Hospitality Common Stock will be paid at the same time as fees paid in cash.

Share Authorization

The maximum aggregate number of shares of MeriStar Hospitality Common Stock that may be issued under the Directors Plan is the total of (i) 2% of the number of shares of MeriStar Hospitality Common Stock that were outstanding as of the end of the immediately preceding calendar year (rounded downward if necessary to eliminate fractional shares); minus (ii) the number of shares subject to awards that were granted under the Directors Plan through the last day of the immediately preceding calendar year; plus (iii) as of the last day of the immediately preceding calendar year, the number of shares with respect to which previously granted awards have expired or have been forfeited. The share limitation and the terms of outstanding awards will be adjusted, as the MeriStar Hospitality Compensation Committee deems appropriate, in the event of a stock dividend, stock split, combination, reclassification, recapitalization or other similar event.

Amendment and Termination

The Directors Plan provides that the MeriStar Hospitality Board of Directors may amend or terminate the Directors Plan at any time. An amendment will not become effective without MeriStar Hospitality stockholder approval if the amendment (i) materially increases the number of shares that may be issued under the Directors Plan or (ii) stockholder approval would be required for compliance with stock exchange rules. No options may be granted under the Directors Plan after December 31, 2008.

EMPLOYMENT AGREEMENTS

MeriStar Hospitality entered into employment agreements with Messrs. Whetsell and Wiles as of January 1, 2005, Mr. Olinger as of December 2, 2002 (amended March 3, 2005), and Mr. Kraisinger as of February 17, 2003 (amended March 3, 2005). Mr. Whetsell’s, Mr. Olinger’s and Mr. Kraisinger’s employment agreements have initial terms of three years, and automatically renew on a year-to-year basis thereafter, unless terminated in accordance with their terms. Certain material terms of these employment agreements are described below:

Base Salary and Perquisites

Mr. Whetsell presently receives a base salary of $635,000 per year from MeriStar Hospitality. Mr. Whetsell is also entitled to receive (i) up to $40,000 annually (to be increased annually by the prior year’s consumer price index, “CPI”) toward the premium of a life insurance policy with a death benefit of at least $2,000,000 payable to a beneficiary designated by Mr. Whetsell and (ii) up to $12,000 annually (to be increased annually by the prior year’s CPI) toward the premium of a disability policy, which pays at least $2,000,000 to Mr. Whetsell. In addition, Mr. Whetsell is granted a car allowance, of up to $1,700 per month, for an automobile to be leased by MeriStar Hospitality for his use.

In 2005, Messrs. Wiles, Olinger and Kraisinger received base salaries of $424,360, $344,793 and $250,000 per year, respectively. Mr. Wiles receives in addition an allowance of up to $700 per month (to be increased annually by the prior year’s CPI) for an automobile to be leased by MeriStar Hospitality for his use. The base salaries of Messrs. Whetsell, Wiles, Olinger and Kraisinger are subject to review annually.

Annual Incentive Bonus

Each current executive with an employment agreement is eligible to receive an annual cash incentive bonus at the following targeted amounts of base salary:

	Threshold Target	Internal Plan	Target	Maximum Bonus Amount
Paul W. Whetsell	25.0%	75.0%	125.0%	150.0%
Bruce G. Wiles	25.0%	60.0%	100.0%	125.0%
Donald D. Olinger	25.0%	60.0%	100.0%	125.0%
Jerome J. Kraisinger	25.0%	50.0%	75.0%	100.0%

The amount of the annual bonus is based on the achievement of predefined operating or performance goals and other criteria to be established by the Compensation Committee of the MeriStar Hospitality Board of Directors. In 2005, MeriStar Hospitality’s Board of Directors, acting upon the recommendation of the Compensation Committee, authorized the grant of annual incentive stock awards of MeriStar Hospitality under the MeriStar Hospitality Corporation Incentive Plan (“Incentive Plan”) equivalent in value to 50% of the annual cash bonus awarded. The number of shares will be determined based on the stock price at the time at which they are paid.

Restricted Stock

At the discretion of the Compensation Committee of MeriStar Hospitality, Mr. Olinger is entitled to grants annually of a minimum of 15,000 and a maximum of 40,000 shares of restricted MeriStar Hospitality Common Stock, vesting over three years. During the year ended December 31, 2005, no restricted MeriStar Hospitality Common Stock was granted to Mr. Olinger.

Long-Term Incentives

Each executive was granted a long term incentive award under the Incentive Plan in 2004. The award pays out based on performance at the end of a three year performance cycle.

Certain Severance Benefits

If at any time during the term of their respective employment agreements or any automatic renewal period, the employment of Messrs. Whetsell, Wiles, Olinger or Kraisinger is terminated, he shall be entitled to receive the benefits described below.

Termination by MeriStar Hospitality Without Cause or by the Executive for Good Reason. If Mr. Whetsell is terminated without cause or voluntarily terminates with “good reason,” he will be entitled to receive (i) a lump-sum payment equal to two and one-half times the sum of (x) his annual base salary and (y) the amount of his bonus for the preceding year, (ii) immediate vesting and exercisability of all unvested stock options and restricted stock awards and (iii) the continuance of health insurance benefits, but only until the earlier of (x) two and one-half years from the end of the term of his agreement or (y) the date on which he obtains health insurance coverage from a subsequent employer.

If Mr. Wiles, Mr. Olinger or Mr. Kraisinger is terminated without cause or voluntarily terminates with “good reason,” he will be entitled to receive (i) a lump-sum payment equal to one times the sum of (x) his annual base salary and (y) the amount of his bonus for the preceding year, (ii) immediate vesting and exercisability of all unvested stock options and restricted stock awards and (iii) the continuance of health insurance benefits, but only until the earlier of (x) one year from the end of the term of his employment agreement or (y) the date on which he obtains health insurance coverage from a subsequent employer.

Termination Due to Death or Disability. Upon termination due to death or disability, each executive or his estate will receive (i) a lump-sum payment equal to his base salary, plus the pro rata portion of his bonus for the fiscal year in question, (ii) immediate vesting and exercisability of all unvested stock options and restricted stock awards and (iii) payment for one year of any other compensation due pursuant to his agreement.

Voluntary Termination Other than for “Good Reason” or Termination for Cause. Upon voluntary termination by the executive other than for “good reason” or termination for “cause” by MeriStar Hospitality, each executive will receive the accrued and unpaid amount of his base salary through the termination date. Any unvested options will terminate immediately, and any vested options held by the executive will expire 90 days after the termination date.

Termination Following a Change in Control or Change in Employment Terms. If, within 24 months following a “change in control,” Mr. Whetsell voluntarily terminates his agreement for “good reason,” or MeriStar Hospitality terminates his employment “without cause,” or if his agreement is not renewed by MeriStar Hospitality, Mr. Whetsell will be entitled to receive the following benefits: (i) a lump-sum payment equal to three and one-half times the sum of (x) his annual base salary and (y) the amount of his bonus for the preceding year, (ii) immediate vesting and exercisability of all unvested stock options and restricted stock awards and (iii) the continuance of health insurance benefits, but only until the earlier of (x) one year from the end of the term of his agreement or (y) the date on which he obtains health insurance coverage from a subsequent employer. In the case of either Mr. Wiles or Mr. Olinger, the executive would be entitled to the same type of benefits provided the termination occurred within 18 months of the Change in Control, except that his lump-sum payment will be two times the sum of (x) his annual base salary and (y) the amount of his bonus for the preceding year. In the case of Mr. Kraisinger, he would be entitled to the same type of benefits provided the termination occurred within 18 months of the Change in Control, except that his lump-sum payment will be one and one-half (1 1/2) times the sum of (x) his annual base salary and (y) the amount of his bonus for the preceding year.

Change in Control Payments. In the case of each executive, in the event that any accelerated vesting of his rights with respect to stock options, restricted stock or any other payment, benefit or compensation results in the imposition of an excise tax payable by him under section 4999 of the Internal Revenue Code, or any successor or other provision with respect to “excess parachute payments” within the meaning of section 280G(b) of the Internal Revenue Code, MeriStar Hospitality will make a cash payment to him in the amount of such excise tax (the “Excise Tax Payment”) and shall also make a cash payment to him in an amount equal to the total of federal, state and local income and excise taxes for which he may be liable on account of such Excise Tax Payment.

Non-solicitation. Mr. Whetsell may not, during his employment and for a period of 24 months thereafter, solicit, raid, entice or induce any person who then is, or at any time during the twelve-month period prior to the termination of his agreement, was an employee of MeriStar Hospitality or an affiliate of MeriStar Hospitality (other than a person whose employment has been terminated) to become employed by any person, firm or corporation. Mr. Wiles, Mr. Olinger and Mr. Kraisinger may not, during his employment and for a period of 12 months thereafter, solicit, raid, entice or induce any person who then is, or at any time during the twelve-month period prior to the termination of his agreement, was an employee of MeriStar Hospitality or an affiliate of MeriStar Hospitality (other than a person whose employment has been terminated) to become employed by any person, firm or corporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 17, 2006, there were 88,060,014 shares of MeriStar Hospitality common stock issued and outstanding. The following table sets forth, as of March 17, 2006, information with respect to the beneficial ownership of MeriStar Hospitality common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock of MeriStar Hospitality;

•	each of the current directors and named executive officers of MeriStar Hospitality; and

•	all directors and executive officers of MeriStar Hospitality as a group.

The amounts and percentages of MeriStar Hospitality common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned
	Number	Percentage
Morgan Stanley(2)	9,051,610	10.3
Donald Smith & Co., Inc.(3)	8,497,000	9.6
Morgan Stanley Investment Management(2)	7,286,750	8.3
FMR Corp.(4)	6,777,060	7.7
Barclays Global Investors, NA(5)	6,300,727	7.2
The Vanguard Group, Inc.(6)	4,584,104	5.2
J. Taylor Crandall(7)	30,181	*
James F. Dannhauser(8)	34,607	*
William S. Janes(9)	49,607	*
Kevin J. Welch(10)	12,915	*
Jerome J. Kraisinger(11)	96,975	*
H. Cabot Lodge III(12)	43,082	*
Paul J. Klaassen(13)	4,607	*
Donald D. Olinger(14)	210,489	*
D. Ellen Shuman(15)	24,607	*
Brendan J. Keating(16)	37,768	*
Paul W. Whetsell(17)	346,803	*
Bruce G. Wiles(18)	301,937	*
James R. Worms(12)	54,126	*
All Directors and Executive Officers as a group (13 persons)	1,248,424	1.4

*	Represents less than 1% of the class.
(1)	Unless otherwise noted below, the address of each beneficial owner listed on the table below is c/o MeriStar Hospitality Corporation, 6430 Rockledge Drive, Suite 200, Bethesda, Maryland 20817.
(2)	Beneficial ownership information based on Schedule 13G filed by Morgan Stanley. Address: 1585 Broadway, New York, New York 10036, dated January 24, 2006.
(3)	Beneficial ownership information based on Schedule 13G filed by Donald Smith & Co., Inc. Address: 152 West 57th Street, New York, New York 10019, dated February 14, 2006.
(4)	Beneficial ownership information based on Schedule 13G filed by FMR Corp. Address: 82 Devonshire Street, Boston, Massachusetts 02109, dated February 14, 2006.
(5)	Beneficial ownership information based on Schedule 13G filed by Barclays Global Investors, NA. Address: 45 Fremont Street, San Francisco, California 94105, dated January 26, 2006.
(6)	Beneficial ownership information based on Schedule 13G filed by The Vanguard Group, Inc. Address: 100 Vanguard Boulevard, Malvern, PA 19355, dated February 13, 2006.
(7)	Includes 4,067 shares held by Group 31, Inc. Mr. Crandall is the President and sole shareholder of Group 31, Inc. Also includes 17,500 shares of MeriStar Hospitality common stock that have vested under options granted. Address: c/o Oak Hill Capital, 2775 Sand Hill Road, Menlo Park, California 94025.
(8)	Includes 32,500 shares of MeriStar Hospitality common stock that have vested under options granted. Address: c/o Six Flags, Inc. 122 East 42nd Street, New York, New York 10168.
(9)	Includes 47,500 shares of MeriStar Hospitality common stock that have vested under options granted. Address: c/o RMB Realty 1133 Connecticut Avenue, NW, Washington, DC 20036.
(10)	Includes (i) 16,666 shares of MeriStar Hospitality common stock that have vested under options granted and (ii) 8,333 shares of unvested restricted MeriStar Hospitality common stock that constitute stock awards.
(11)	Includes (i) 50,000 shares of MeriStar Hospitality common stock that have vested under options granted and (ii) 13,333 shares of unvested restricted MeriStar Hospitality common stock that constitute stock awards.
(12)	Includes 40,975 shares of MeriStar Hospitality common stock that have vested under options granted. Address: c/o iStar Financial, 1114 Avenue of the Americas, New York, New York 10036; c/o Paladin Realty Partners, LLC, 10880 Wilshire Blvd, Los Angeles, California 90024.
(13)	Includes 2,500 shares of MeriStar Hospitality common stock that have vested under options granted.

(14)	Includes (i) 100,000 shares of MeriStar Hospitality common stock that have vested under options granted and (ii) 39,999 shares of unvested restricted MeriStar Hospitality common stock that constitute stock awards.
(15)	Includes 22,500 shares of MeriStar Hospitality common stock that have vested under options granted. Address: c/o Carnegie Corporation of New York, 437 Madison Avenue, New York, New York 10022.
(16)	Includes (i) 8,333 shares of MeriStar Hospitality common stock that have vested under options granted and (ii) 8,333 shares of unvested restricted MeriStar Hospitality common stock that constitute stock awards.
(17)	Includes 141,666 shares of unvested restricted common stock that constitute stock awards.
(18)	Includes (i) 100,000 shares of MeriStar Hospitality common stock that have vested under options granted and (ii) 50,000 shares of unvested restricted MeriStar Hospitality common stock that constitute stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships among Officers and Directors

Prior to March 31, 2004, Mr. Whetsell was an executive officer, director and stockholder of Interstate, manager of 44 of MeriStar Hospitality’s 47 currently owned hotels. On that date, Mr. Whetsell ceased to be an employee of Interstate. He remains the non-executive Chairman of the Interstate Board of Directors. In fiscal 2005, MeriStar Hospitality paid an approximate aggregate amount of $23.3 million in management fees, termination fees, and miscellaneous operating expenses to Interstate.

Mr. Crandall has direct or indirect ownership interests in various entities, which are partners in MIP Lessee, L.P. MeriStar Investment Partners, L.P., an entity in which MeriStar Hospitality, through MHOP, has an ownership interest, is the general partner of MIP Lessee, L.P. MeriStar Hospitality’s Board of Directors has determined that this relationship is not material for the purpose of determining Mr. Crandall’s independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by KPMG, LLP for the audit of MeriStar Hospitality and our annual consolidated financial statements for the years ended December 31, 2005 and 2004, and fees billed for other services rendered by KPMG, LLP during those years.

	2005		2004
Audit Fees
Annual audit and quarterly reviews	$446,000		$446,000
Annual audit and quarterly reviews of public registrant subsidiaries	57,000	$503,000	57,000	$503,000

Audit-Related Fees
Audits of subsidiary partnerships related to debt or lease agreement compliance	60,000		60,000
Consultation on accounting issues	304,381		275,377
Comfort letters and consents	—	364,381	49,770	385,147

Tax Fees
Tax compliance and consultation		—		37,469

Total Fees		$867,381		$925,616

MeriStar Hospitality’s Audit Committee evaluates and considers whether the services rendered by KPMG, LLP, except for services rendered in connection with its audit of MeriStar Hospitality and our annual consolidated financial statements and review of the quarterly consolidated financial statements, are compatible with maintaining KPMG’s independence pursuant to Independence Standards Board Standard No. 1.

MeriStar Hospitality and its Audit Committee are committed to ensuring the independence of the independent auditors, both in fact and in appearance. In this regard, the Audit Committee has established a pre-approval policy in accordance with the applicable rules of the SEC. The pre-approval policy (i) identifies specifically prohibited services by MeriStar Hospitality and our independent auditor; (ii) requires the annual review and approval of audit services, including the annual audit and quarterly reviews of MeriStar Hospitality and our company as well as other audits required contractually; (iii) stipulates certain other audit-related services as “pre-approved,” including procedures performed in connection with issuing comfort letters and activities associated with the research, application and interpretation of accounting standards as well as those related to the SEC’s review of MeriStar Hospitality and our securities regulatory filings; and (iv) requires the annual review and approval of certain non-audit services once they exceed specified monetary levels, including acquisition and disposition assistance, income tax preparation, income tax consulting, and REIT compliance testing. The Audit Committee has relied on the pre-approval policy to approve all of the services listed above. Any other non-audit services than those specifically noted require pre-approval of the full Audit Committee, unless otherwise delegated to the chairman or other committee member.

INDEX TO EXHIBITS – MERISTAR HOSPITALITY OPERATING PARTNERSHIP

FILE NO. 333-63768

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933 or the Securities Exchange Act of 1934, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit No.	Description of Document
1.1	Underwriting Agreement, dated September 24, 2003, by and among MeriStar Hospitality, Lehman Brothers Inc. and Citigroup Global Markets, Inc. (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K, and filed with the Commission on October 1, 2003).

3.1	Certificate of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.2	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.3	Certificate of Incorporation of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.4	By-Laws of MeriStar Hospitality Finance Corp. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4 for MeriStar Hospitality Operating Partnership, L.P. and MeriStar Hospitality Finance Corp. (File No. 333-63768) filed with the Securities and Exchange Commission on June 25, 2001).

3.5	Certificate of Incorporation of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.5 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.6	By-Laws of MeriStar Hospitality Finance Corp. II (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.7	Certificate of Incorporation of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.6 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

3.8	By-Laws of MeriStar Hospitality Finance Corp. III (incorporated by reference to Exhibit 3.7 to our annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

4.1	Form of Share Certificate (incorporated by reference to Exhibit 4.1 to MeriStar Hospitality’s Registration Statement on Form S-11 (No. 333-4568), and filed with the Commission on July 3, 1996).

Exhibit No.	Description of Document
4.1.2	Indenture; dated as of July 1, 2003; by and among the registrant, MeriStar Hospitality Operating Partnership, L.P., the guarantors party thereto and U.S. Bank Trust National Association; as trustee (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

4.2	Indenture, dated as of August 19, 1997 (the “August 1997 Indenture”), between CapStar Hotel Company and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.1	Specimen Subordinated Note to August 1997 Indenture (incorporated by reference to Exhibit 4.2 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.2	First Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.2 to our annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.3	Second Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.5 to our annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.2.4	Third Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.15 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.2.5	Fourth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.5 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.6	Fifth Supplemental Indenture to the August 1997 Indenture (incorporated by reference to Exhibit 4.2.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.2.7	Officer’s Certificate establishing the terms of the registrant’s 9.50% Convertible Subordinated Notes due 2010 (incorporated by reference to Exhibit 4.2 to MeriStar Hospitality’s current report on Form 8-K dated July 3, 2003, and filed with the Commission on July 3, 2003).

4.3	Indenture (the “Convertible Notes Indenture”), dated as of October 16, 1997, between CapStar Hotel Company and First Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.1	Specimen Convertible Note to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

4.3.2	First Supplemental Indenture to the Convertible Notes Indenture (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

Exhibit No.	Description of Document
4.4	Indenture (the “March 1999 Indenture”), dated as of March 18, 1999, between MeriStar Hospitality Corporation and IBJ Whitehall Bank & Trust Company, as Trustee (incorporated by reference to Exhibit B to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1	Specimen Subordinated Note to March 1999 Indenture (incorporated by reference to Exhibit A to MeriStar Hospitality’s Registration Statement No. 333-78163, and filed with the Commission on May 10, 1999).

4.4.1a	First Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.4.2	Second Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.4.3	Third Supplemental Indenture to the March 1999 Indenture (incorporated by reference to Exhibit 4.4.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5	Indenture (the “January 2001 Indenture”), dated January 26, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.14 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission on March 6, 2001).

4.5.1	Specimen Senior Note to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5.2	First Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.5.3	Second Supplemental Indenture to the January 2001 Indenture (incorporated by reference to Exhibit 4.5.3 to MeriStar Hospitality’s annual report Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6	Indenture (the “December 2001 Indenture”), dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.6 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.1	Specimen Senior Note to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

Exhibit No.	Description of Document
4.6.2	Registration Rights Agreement, dated December 19, 2001, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.6.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.6.3	First Supplemental Indenture to the December 2001 Indenture (incorporated by reference to Exhibit 4.6.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7	Indenture (the “February 2002 Indenture”), dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp., MeriStar Hospitality Corporation, and U.S. Bank Trust National Association (incorporated by reference to Exhibit 4.7 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7.1	Specimen Senior Note to the February 2002 Indenture (incorporated by reference to Exhibit 4.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.7.2	Registration Rights Agreement, dated February 7, 2002, between MeriStar Hospitality Operating Partnership, L.P., MeriStar Hospitality Finance Corp. II, MeriStar Hospitality Corporation, and certain subsidiaries of MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Inc., SG Cowen Securities Corporation and certain other parties (incorporated by reference to Exhibit 4.7.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

4.8	Letter agreement dated November 11, 2003 relating to exhibits (incorporated by reference to Exhibit 4.8 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and filed with the Commission on November 12, 2003).

4.9	Letter agreement dated December 23, 2003 relating to exhibits (incorporated by reference to Exhibit 4.9 to MeriStar Hospitality’s current report on Form 8-K, and filed with the Commission on December 23, 2003).

10.1	Second Amended and Restated Agreement of Limited Partnership of MeriStar Hospitality Operating Partnership, L.P. dated as of August 3, 1998 (incorporated by reference to Exhibit 10.3 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

10.2	Loan Agreement, dated as of August 12, 1999, between MeriStar Hospitality Operating Partnership, L.P. and Lehman Brothers Holdings Inc. D/B/A Lehman Capital, a division of Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.13 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1999, and filed with the Commission on March 15, 2000).

10.3*	MeriStar Hospitality Corporation Incentive Plan (the “Incentive Plan”) (incorporated by reference to Exhibit 10.1 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

Exhibit No.	Description of Document
10.3.1*	Amendment to the Incentive Plan (incorporated by reference to Exhibit 10.7.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.3.2*	Second Amendment to the MeriStar Hospitality Corporation Incentive Plan (incorporated by reference to Exhibit 10.4.2 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, and filed with the Commission on May 10, 2004).

10.4*	MeriStar Hospitality Corporation Non-Employee Directors’ Incentive Plan (the “Directors’ Plan”) (incorporated by reference to Exhibit 10.2 to MeriStar Hospitality’s Registration Statement No. 333-49611, and filed with the Commission on June 22, 1998).

10.4.1*	Amendment to the Directors’ Plan (incorporated by reference to Exhibit 10.8.1 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2001, and filed with the Commission on March 6, 2002).

10.4.2*	Non-Employee Directors’ Incentive Plan, as amended on May 26, 2005 (incorporated by reference to Exhibit 10.5.2 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, and filed with the Commission on August 5, 2005).

10.5*	Profits-Only Operating Partnership Units Plan (incorporated by reference to Exhibit 10.14 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, and filed with the Commission on May 12, 2000).

10.6*	Amended and Restated MeriStar Hospitality Corporation Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3.2 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2003, and filed with the Commission on March 15, 2004).

10.7*	Employment Agreement between MeriStar Hospitality Corporation and Paul W. Whetsell (incorporated by reference to Exhibit 10.6 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2000, and filed with the Commission on November 13, 2000).

10.8*	Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission on March 2, 1999).

10.8.1*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation and Bruce G. Wiles (incorporated by reference to Exhibit 10.10.1 to MeriStar Hospitality’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, and filed with the Commission on August 6, 2004).

10.9	Senior Secured Credit Agreement, dated October 28, 2002, between MeriStar Hospitality Operating Partnership, L.P. and SG Cowen Securities Corporation (incorporated by reference to Exhibit 10.7 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended September 30, 2002, and filed with the Commission on November 14, 2002).

10.10*	Separation Agreement, effective November 1, 2002, between MeriStar Hospitality Corporation (including MeriStar Hospitality Operating Partnership, L.P.) and John Emery (incorporated by reference to Exhibit 10.16 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

Exhibit No.	Description of Document
10.11*	Employment Agreement, effective December 2, 2002, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P., and Donald D. Olinger (incorporated by reference to Exhibit 10.17 to MeriStar Hospitality’s annual report on Form 10-K for the year ended December 31, 2002, and filed with the Commission on March 31, 2003).

10.12*	Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective November 20, 2002 (incorporated by reference to Exhibit 10.18 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.13*	Second Amendment to the Executive Employment Agreement effective as of November 1, 2001, between MeriStar Hospitality Corporation and MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell, effective April 22, 2003 (incorporated by reference to Exhibit 10.19 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.14*	Executive Employment Agreement, effective February 17, 2003, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.20 to MeriStar Hospitality’s quarterly report on Form 10-Q for the period ended March 31, 2003, and filed with the Commission on May 14, 2003).

10.15*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Bruce G. Wiles (incorporated by reference to Exhibit 10.18 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005).

10.16*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Jerome J. Kraisinger (incorporated by reference to Exhibit 10.19 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005).

10.17*	Amendment to Executive Employment Agreement between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Donald D. Olinger (incorporated by reference to Exhibit 10.20 to MeriStar Hospitality’s annual report on Form 10-K for the period ended December 31, 2004, and filed with the Commission on March 16, 2005).

10.18*	Executive Employment Agreement, effective January 1, 2005, between MeriStar Hospitality Corporation, MeriStar Hospitality Operating Partnership, L.P. and Paul W. Whetsell (incorporated by reference to Exhibit 10.21 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, and filed with the Commission on August 5, 2005).

10.19	Loan Agreement, dated as of September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders (incorporated by reference to Exhibit 10.22 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

Exhibit No.	Description of Document
10.20	Mezzanine Loan Agreement, dated September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders (incorporated by reference to Exhibit 10.23 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

10.21	Loan Agreement, dated as of September 12, 2005, between various subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers Bank, FSB and/or various co-lenders (incorporated by reference to Exhibit 10.24 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

10.22	Amended and Restated Senior Secured Credit Agreement, dated August 1, 2005, between subsidiaries of MeriStar Hospitality Corporation and Lehman Brothers, Inc. and various of its affiliates (incorporated by reference to Exhibit 10.25 to Meristar Hospitality’s quarterly report on Form 10-Q for the quarter ended September 30, 2005, and filed with the Commission on November 9, 2005).

12	Ratio of Earnings to Fixed Charges (filed on March 16, 2006 with Form 10-K for the year ended December 31, 2005).

13	Financial Statements of MeriStar Hospitality Corporation as of December 31, 2005, 2004 and 2003 (filed on March 16, 2006 with Form 10-K for the year ended December 31, 2005).

21	Subsidiaries of MeriStar Hospitality Operating Partnership, L.P. (filed on March 16, 2006 with Form 10-K for the year ended December 31, 2005).

23	Consent of KPMG LLP (filed on March 16, 2006 with Form 10-K for the year ended December 31, 2005).

24	Power of Attorney (included on Form 10-K filed on March 16, 2006 for the year ended December 31, 2005).

31.1 **	Sarbanes-Oxley Act Section 302 Certification of Chief Executive Officer.

31.2 **	Sarbanes-Oxley Act Section 302 Certification of Chief Financial Officer.

32.1 **	Sarbanes-Oxley Act Section 906 Certification of Chief Executive Officer.

32.2 **	Sarbanes-Oxley Act Section 906 Certification of Chief Financial Officer.

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to our Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MERISTAR HOSPITALITY OPERATING PARTNERSHIP, L.P. MERISTAR HOSPITALITY FINANCE CORP. MERISTAR HOSPITALITY FINANCE CORP. ii MERISTAR HOSPITALITY FINANCE CORP. iii

By:	MERISTAR HOSPITALITY CORPORATION, ITS GENERAL PARTNER

By:	/s/ Paul W. Whetsell
Paul W. Whetsell Chief Executive Officer and Chairman of the Board

Dated: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to our Annual Report on Form 10-K has been signed by the following persons in the capacities and on April 28, 2006.

Signature	Title
* Paul W. Whetsell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer) of MeriStar Hospitality Corporation

* Bruce G. Wiles	President, Chief Operating Officer and Director of MeriStar Hospitality Corporation

* Donald D. Olinger	Executive Vice President and Chief Financial Officer of MeriStar Hospitality Corporation

* Brendan J. Keating	Senior Vice President, Chief Accounting Officer and Corporate Controller of MeriStar Hospitality Corporation

* J. Taylor Crandall	Director of MeriStar Hospitality Corporation

* James F. Dannhauser	Director of MeriStar Hospitality Corporation

* William S. Janes	Director of MeriStar Hospitality Corporation

* H. Cabot Lodge III	Director of MeriStar Hospitality Corporation

* D. Ellen Shuman	Director of MeriStar Hospitality Corporation

* James R. Worms	Director of MeriStar Hospitality Corporation

* Paul J. Klaassen	Director of MeriStar Hospitality Corporation

* By: /s/ Jerome J. Kraisinger Jerome J. Kraisinger	Attorney-in-Fact